Form 10-Q
period 1997-01-31
VERSATILITY INC
filed 1997-03-14
CIK 1023393

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended January 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Transition Period from ____________________ to ____________________

                        Commission File Number: 0-21793

                                VERSATILITY INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                     52-1214354
      (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                    Identification No.)

                       11781 Lee Jackson Memorial Highway
                                 Seventh Floor
                            Fairfax, Virginia 22033
                                 (703) 591-2900

         (Address and telephone number of principal executive offices)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES    [X]        NO [ ]

As of March 14, 1997 there were 7,280,592 shares of common stock outstanding, par value $.01 per share.

                                VERSATILITY INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                                                                     Page No.
PART I:   FINANCIAL INFORMATION

         Item 1:  Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets as of April 30, 1996 and January 31, 1997        3

                  Condensed Consolidated  Statements of Operations for the Three
                  Months  Ended  January  31,  1996 and 1997 and the Nine Months
                  Ended January 31, 1996 and 1997                                                        5

                  Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
                  January 31, 1996 and 1997                                                              6

                  Condensed Consolidated Statements of Changes in Stockholders' Equity for the
                  Nine Months Ended January 31, 1997                                                     7

                  Notes to Condensed Consolidated Financial Statements                                   8

         Item 2:  Management's Discussion and Analysis of Financial Condition and Results of Operations  9

PART II:  OTHER INFORMATION

         Item 1:  Legal Proceedings                                                                     18

         Item 2:  Changes in Securities                                                                 18

         Item 3:  Defaults upon Senior Securities                                                       18

         Item 4:  Submission of Matters to a Vote of Security Holders                                   18

         Item 5:  Other Information                                                                     18

         Item 6:  Exhibits and Reports on Form 8-K                                                      18

         Signatures                                                                                     19

Part I:  Financial Information
Item 1:  Financial Statements

                       VERSATILITY INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                             April 30,     January 31,
                                               1996           1997
                                               ----           ----
                     ASSETS

   Current assets:
        Cash and cash equivalents.......    $ 2,280,273    $28,794,133
        Accounts receivable, net of
          allowance for doubtful accounts
          of $157,874 and $124,033......      5,707,724     10,221,286
        Prepaid expenses................        642,045        825,531
        Inventory.......................             --         28,643
        Note receivable.................             --        519,305
        Deferred income taxes...........        130,238        130,238
                                            -----------    -----------
             Total current assets.......      8,760,280     40,519,136
                                            -----------    -----------
   Other assets:
        Related party receivables.......         80,000        143,719
        Deposits........................        157,835        138,382
        Investments.....................          3,137             --
        Assets held for sale............         76,004        281,086
        Purchased software, net of
          accumulated amortization of
          $11,500 and $41,169...........        103,500        355,613
                                            -----------    -----------
             Total other assets.........        420,476        918,800
                                            -----------    -----------
   Property and equipment
        Computers.......................        893,674      1,132,911
        Office furniture and equipment..        637,559        665,597
        Leasehold improvements..........        181,485        188,155
        Capital leases..................        160,822        652,533
                                            -----------    -----------
                                              1,873,540      2,639,196
        Less: Accumulated depreciation
           and amortization.............     (1,423,234)    (1,593,914)
                                            -----------    -----------
             Net property and equipment.        450,306      1,045,282
                                            -----------    -----------
   Total................................    $ 9,631,062    $42,483,218
                                            ===========    ===========

                       VERSATILITY INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                   April 30,      January 31,
                                                      1996            1997
                                                  -----------         ----

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable..........................   $   824,745     $  1,123,384
     Accrued liabilities.......................     1,393,653        1,931,091
     Related party payables....................         3,443           58,499
     Income taxes payable......................       356,503               --
     Capital lease payable.....................        30,848          179,650
     Line of credit............................       800,772          732,683
     Deferred revenue..........................       284,700          611,597
                                                  -----------     ------------
          Total current liabilities............     3,694,664        4,636,904
                                                  -----------     ------------
Long-term liabilities:
     Capital lease payable, less current
       maturities..............................        69,983          317,315
     Deferred rent.............................       221,899          299,686
     Deferred income taxes.....................       249,401          205,918
                                                  -----------     ------------
          Total other liabilities..............       541,283          822,919
                                                  -----------     ------------
Commitments and Contingencies
Redeemable preferred stock
Series A redeemable convertible preferred
  stock, par value $.01 -- 992,061 shares
  authorized, issued and outstanding,
  liquidation preference -- $3.52784 per
  share at April 30, 1996; no shares
  authorized,issued or outstanding at
  January 31, 1997.............................     3,561,293               --

Stockholders' equity
     Preferred stock, $.01 par value, no
      shares authorized, issued or outstanding
      at April 30, 1996; 2,000,000 shares
      authorized, no shares issued or
      outstanding at January 31, 1997..........            --               --
     Common stock, par value $.01 --
       20,000,000 shares authorized,
       4,000,000 shares issued and
       outstanding at April 30, 1997;
       7,280,592 shares issued and
       outstanding at January 31, 1997.........        40,000           72,806
     Additional paid-in capital................            --       34,348,233
     Foreign currency translation adjustments..       (66,311)         (83,880)
     Retained earnings.........................     1,860,133        2,686,236
                                                  -----------     ------------
          Stockholders' equity.................     1,833,822       37,023,395
                                                  -----------     ------------
Total..........................................   $ 9,631,062     $ 42,483,218
                                                  ===========     ============

                       VERSATILITY INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                    Three Months Ended          Nine Months Ended
                                                        January 31,                 January 31,
                                                   1996            1997         1996          1997
                                                ----------      ----------   -----------   -----------
Revenue:
    License revenue.........................    $2,266,954      $4,880,479   $ 5,882,556   $12,428,889
    Service and maintenance revenue.........     1,689,994       2,117,231     4,724,908     6,040,325
                                                ----------      ----------   -----------   -----------
         Total revenue......................     3,956,948       6,997,710    10,607,464    18,469,214
                                                ----------      ----------   -----------   -----------
Cost of revenue:
    License revenue.........................       114,665         347,295       357,399       756,771
    Service and maintenance revenue.........     1,101,209       1,354,527     2,864,356     3,825,540
                                                ----------      ----------   -----------   -----------
         Total cost of revenue..............     1,215,874       1,701,822     3,221,755     4,582,311
                                                ----------      ----------   -----------   -----------
Gross margin................................     2,741,074       5,295,888     7,385,709    13,886,903
                                                ----------      ----------   -----------   -----------
Operating expenses:
    Selling, general and administrative.....     1,825,843       3,795,070     4,762,250    10,387,315
    Research and development................       473,348         648,388     1,430,326     1,928,353
    Depreciation and amortization...........        44,411          90,835       111,733       197,918
    Write off of capitalized software.......            --              --       829,026            --
                                                ----------      ----------   -----------   -----------
         Total operating expenses...........     2,343,602       4,534,293     7,133,335    12,513,586
                                                ----------      ----------   -----------   -----------
Income from operations......................       397,472         761,595       252,374     1,373,317
Interest income (expense), net..............          (157)        122,337        13,055       109,786
                                                ----------      ----------   -----------   -----------
Income before provision for  income taxes...       397,315         883,932       265,429     1,483,103
Provision for income taxes..................       104,000         300,000        64,000       481,000
                                                -----------     ----------   -----------   -----------
Net income..................................    $  293,315      $  583,932   $   201,429   $ 1,002,103
                                                ==========      ==========   ===========   ===========
Net income per share........................    $     0.05      $     0.09   $      0.04   $      0.17
                                                ==========      ==========   ===========   ===========
Weighted average common and common
  equivalent shares outstanding.............     5,603,205       6,851,944     5,603,205     6,027,096
                                                ==========      ==========   ===========   ===========

                       VERSATILITY INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                           Nine Months Ended
                                                              January 31,
                                                           1996         1997
                                                         --------     --------

Cash flows from operating activities:
   Net income........................................ $   201,429   $ 1,002,103
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation..................................     111,733       168,249
       Amortization..................................          --        29,669
       Loss on equity investment.....................          --             6
       Deferred income taxes.........................    (316,230)      (43,483)
       Write-off of capitalized software.............     829,026            --
       Changes in assets and liabilities:
         Accounts receivable.........................  (2,539,551)   (4,513,562)
         Prepaid expenses............................    (581,677)     (183,486)
         Inventory...................................          --       (28,643)
         Related party receivables...................     (16,466)      (63,719)
         Deposits....................................     (71,588)       19,453
         Accounts payable............................    (478,395)      298,639
         Accrued liabilities.........................     339,853       537,438
         Related party payables......................     (86,218)       55,056
         Income taxes payable........................     (71,325)     (356,503)
         Deferred rent...............................      31,020        77,787
         Deferred revenue............................      73,368       326,897
                                                      -----------   -----------
          Net cash used in operating activities......  (2,575,021)   (2,674,099)
                                                      -----------   -----------
Cash flows from investing activities:
   Purchase of property and equipment and
     assets held for sale............................     (59,393)     (530,923)
   Purchased software................................     (55,000)     (281,782)
   Related party note receivable.....................          --      (516,174)
                                                      -----------   -----------
          Net cash used in investing activities......    (114,393)   (1,328,879)
                                                      -----------   -----------
Cash flows from financing activities:
   Borrowings under line of credit...................     765,000     2,791,821
   Payments under line of credit.....................          --    (2,859,910)
   Proceeds from sale of preferred stock, net........   3,473,293            --
   Proceeds from sale of common stock, net...........          --    30,643,746
   Principal payments under note payable.............     (35,250)           --
   Principal payments under capital leases...........     (17,563)      (41,250)
                                                      -----------   -----------
          Net cash provided by financing activities..   4,185,480    30,534,407
                                                      -----------   -----------
Effect of exchange rate changes on cash..............     (89,855)      (17,569)
                                                      -----------   -----------
Net increase in cash and cash equivalents............   1,406,211    26,513,860
Cash and cash equivalents, beginning of period.......   1,414,205     2,280,273
                                                      -----------   -----------
Cash and cash equivalents, end of period............. $ 2,820,416   $28,794,133
                                                      ===========   ===========
Supplemental disclosures of cash flow information:
   Interest paid..................................... $    13,273   $   125,807
                                                      ===========   ===========
   Income taxes paid................................. $   426,037   $   885,461
                                                      ===========   ===========

                       VERSATILITY INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                  (Unaudited)

                                           Number of                                Foreign
                                           Shares of                 Additional     Currency
                                            Common     Common         Paid-in      Translation    Retained
                                            Stock      Stock          Capital      Adjustments    Earnings        Total
                                          ---------    -------      -----------    -----------   -----------   -----------
Balance, April 30, 1996...............    4,000,000    $40,000      $              $(66,311)     $ 1,860,133   $ 1,833,822
                                                                             --
    Conversion of redeemable
     preferred stock..................      992,061      9,921        3,727,372                                  3,737,293
    Issuance of common stock related
     to public offering...............    2,275,364     22,753       30,610,459                                 30,633,212
    Issuance of common stock related
     to exercise of stock options            13,167        132           10,402                                     10,534
    Foreign currency translation
     adjustments......................                                              (17,569)                       (17,569)
    Accretion of dividends on
      redeemable preferred stock......                                                              (176,000)     (176,000)
    Net income........................                                                             1,002,103     1,002,103
                                          ---------    -------      -----------    --------      -----------   -----------
Balance, January 31, 1997.............    7,280,592    $72,806      $34,348,233    $(83,880)     $ 2,686,236   $37,023,395
                                          =========    =======      ===========    ========      ===========   ===========

                       VERSATILITY INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, include all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial information set forth therein, in accordance with generally accepted accounting principles. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any future period. Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in Versatility Inc.'s Prospectus dated December 12, 1996.

2.  INITIAL PUBLIC OFFERING

In December 1996, Versatility Inc. (the "Company"), completed an initial public offering of 2.2 million shares of common stock at $15.00 per share. In addition, in January 1997, the underwriters in such public offering exercised their option to purchase an additional 189,000 shares of common stock at $15.00 per share. Of the additional shares purchased, 75,364 shares were issued by the Company and 113,636 shares were sold by certain selling stockholders of the Company. Simultaneous with the closing of the initial public offering, all outstanding shares of preferred stock were converted to common stock on a one-for-one basis.

3.  NET INCOME PER SHARE

Net income per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of redeemable convertible preferred stock (using the as if converted method) and stock options (using the treasury stock method). Common equivalent shares are excluded from the computation if their effect is antidilutive except that pursuant to the Securities and Exchange Commission Staff Accounting Bulletins and staff policy, such computations include all common and common equivalent shares issued within the 12 months preceding the filing date as if they were outstanding for all periods presented (using the treasury stock method).

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This document contains various forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. Such statements are subject to various risks and uncertainties which could cause actual results to vary materially from those contained in such forward looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected. Certain of these risks and uncertainties as well as other risks and uncertainties are described in Factors Which May Effect Future Operating Results herein and in the Company's Registration Statement on Form S-1 filed under the Securities Act of 1933, as amended, and declared effective on December 12, 1996.

Overview

    Versatility is a leading provider of client/server customer interaction software that enables businesses to automate their telemarketing and teleselling capabilities. Founded in 1981 as an information management consulting firm, Versatility introduced its first commercial product in 1985, a telemarketing application product based on the Digital Equipment Corporation ("DEC") VAX/VMS System. The Company operated as a DEC value-added reseller ("VAR"), supplying turnkey call center solutions to large and mid-sized companies in a variety of industries, until the end of fiscal 1994. In November 1993, the Company began developing applications based on the client/server architecture which culminated with the release of the Versatility Series in May 1995. In fiscal 1996, substantially all of the Company's revenue was derived from sales or services related to the Versatility Series. In August 1996, the Company released Versatility CallCenter, a CD-ROM-based call center software application that supports call centers of 50 agents or less.

    The Company's revenue is derived principally from two sources: (i) product license fees for the use of the Company's software products and (ii) service fees for implementation, maintenance, consulting and training related to the Company's software products. Historically, the Company's service and maintenance revenue has increased with license revenue. However, to the extent the Company is successful in implementing its strategy of distributing a greater proportion of its products through third party systems integrators and VARs, who will perform such services, the Company expects that, in future periods, service and maintenance revenue will decrease as a percentage of total revenue. While hardware sales relating to implementation of the Company's VAX/VMS application represented 22.8% and 12.1% of the Company's revenue in fiscal 1994 and 1995, respectively, the Company has not had significant levels of hardware revenue since the introduction of its client/server products beginning in fiscal 1996. Revenue from hardware sales have been included in license revenue for such years.

    The Company's contracts with its customers often involve significant customization and installation obligations. In these situations, license revenue is recognized based on the percentage of completion method which is based on achievement of certain milestones. When the Company is under no obligation to install or customize the software, license revenue is recognized upon shipment. Service revenue for implementation, consulting and training is recognized as the service is performed. Revenue from maintenance services is recognized ratably over the term of the service agreement.

    The Company's strategy is to increase its use of third party systems integrators and VARs to distribute its products. Because the Company generally has no obligation to provide installation, maintenance, training or other services under such arrangements, the Company generally recognizes software license revenue from third party systems integrators and VARs upon shipment of an order. The Company does not expect to receive substantial amounts of service or maintenance revenue under such arrangements.

    For the first nine months of fiscal 1996, British Telecommunications, Plc ("BT") and Medco Containment Services, Inc. accounted for 19.8% and 34.2%, respectively, of the Company's total revenue. For the first nine months of fiscal 1997, BT and Avantel, S.A. accounted for 23.8% and 14.1%, respectively, of the Company's total revenue. Although the particular customers may change from period to period, the Company expects that large sales to a limited number of customers will continue to account for a significant percentage of its total revenue in any particular period. Given the customer concentration and the duration of the sales and implementation cycle, the loss of a major customer or any reduction or delay in sales to or implementation by these or other customers could have a material adverse effect on the Company's operating results in any particular period.

    Revenue from customers outside the United States accounted for 29.9% and 44.2% of the Company's total revenue for the first nine months of fiscal 1996 and fiscal 1997, respectively. While the Company's expenses incurred in foreign countries are typically denominated in the local currencies, revenue generated by the Company's international sales typically is paid in U.S. dollars or British pounds. Although exposure to currency fluctuations to date has been insignificant, there can be no assurance that fluctuations in currency exchange rates in the future will not have a material adverse impact on the Company's international operations. The Company currently does not engage in hedging activities.

    During the course of the development of the client/server software applications, the Company capitalized costs associated with the Versatility Series in compliance with Statement of Financial Accounting Standards No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS 86"). The amount of software capitalized totaled $995,000 and, beginning in November 1994, was amortized over three years on a straight- line basis. In connection with two major implementations of the Versatility Series product in July 1995, the Company decided to add features and functions which were substantially different than those included in the software as originally capitalized. Management determined that these features and functions substantially altered the content of the product, effectively eliminating any remaining useful life of the capitalized asset. Accordingly, the Company wrote off the remaining asset of $829,000 in the first quarter of fiscal 1996. The Company anticipates that for the foreseeable future, no software development costs will meet the requirements for capitalization under SFAS 86.

Results of Operations

    The following table sets forth certain financial data for the periods indicated as a percentage of total revenue:

                                                      Percentage of Total Revenue
                                                      ---------------------------
                                                Three Months Ended      Nine Months Ended
                                                    January 31,            January 31,
                                                ------------------      ------------------
                                                  1996       1997        1996       1997
                                                --------   --------    --------   --------
Revenue:
     License revenue.........................     57.3%       69.7%      55.5%       67.3%
     Service and maintenance revenue.........     42.7        30.3       44.5        32.7
                                               -------    --------    -------    --------
          Total revenue......................    100.0       100.0      100.0       100.0
                                               -------    --------    -------    --------
Cost of revenue:
     License revenue.........................      2.9         5.0        3.4         4.1
     Service and maintenance revenue.........     27.8        19.3       27.0        20.7
                                               -------    --------    -------    --------
          Total cost of revenue..............     30.7        24.3       30.4        24.8
                                               -------    --------    -------    --------
Gross margin.................................     69.3        75.7       69.6        75.2
                                               -------    --------    -------    --------
Operating expenses:
     Selling, general and administrative.....     46.2        54.2       44.9        56.2
     Research and development................     12.0         9.3       13.5        10.5
     Depreciation and amortization...........      1.1         1.3        1.0         1.1
     Write-off of capitalized software.......       --          --        7.8          --
                                               -------    --------     -------    -------
          Total operating expenses...........     59.3        64.8       67.2        67.8
                                               -------    --------    -------    --------
Income (loss) from operations................     10.0        10.9        2.4         7.4
Interest income (expense), net...............       --         1.7        0.1         0.6
                                               -------    --------    -------    --------
Income (loss) before provision (benefit)
  for income taxes...........................     10.0        12.6        2.5         8.0
Provision (benefit) for income taxes.........      2.6         4.3        0.6         2.6
                                               -------    --------    -------    --------
Net income (loss)............................      7.4%        8.3%       1.9%        5.4%
                                               =======    ========    =======    ========

    The following table sets forth, for each component of revenue, the cost of such revenue expressed as a percentage of such revenue for the periods indicated:
                                          Three Months Ended  Nine Months Ended
                                               January 31,       January 31,
                                          ------------------  -----------------
                                             1996      1997    1996      1997
                                          ----------  ------- ------    -------
Cost of license revenue..................     5.1%      7.1%    6.1%      6.1%
Cost of service and maintenance revenue..    65.2%     64.0%   60.6%     63.3%

    Revenue. Total revenue increased 76.8% from $4.0 million in the three months ended January 31, 1996 to $7.0 million in the three months ended January 31, 1997, and 74.1% from $10.6 million in the first nine months of fiscal 1996 to $18.5 million in the first nine months of fiscal 1997. Revenue from license fees increased 115.3% from $2.3 million in the three months ended January 31, 1996, or 57.3% of total revenue, to $4.9 million in the three months ended January 31, 1997, or 69.7% of total revenue. Revenue from license fees increased 111.3% from $5.9 million in the first nine months of fiscal 1996, or 55.5% of total revenue, to $12.4 million in the first nine months of fiscal 1997, or 67.3% of total revenue. In the first nine months of fiscal 1997, BT conducted a partial rollout of its implementation of the Versatility Series in the United Kingdom which contributed approximately $2.8 million of license revenue. In addition, in the second quarter of fiscal 1997 Avantel, S.A. entered into a contract for an additional site license resulting in $1.4 million of license revenue. Service revenue increased 25.3% from $1.7 million in the three months ended January 31, 1996 to $2.1 million in the three months ended January 31, 1997, and 27.8% from $4.7 million in the first nine months of fiscal 1996 to $6.0 million in the first nine months of fiscal 1997. Service revenue, however, decreased as a percentage of total revenue from 44.5% in the first nine months of fiscal 1996 to 32.7% in the first nine months of fiscal 1997, as a result of the Company's increase in the use of indirect sales channels which generally do not provide installation or service revenue to the Company.

    Cost of Revenue. Cost of license revenue is comprised of the costs of media, packaging, documentation and incidental hardware costs. In years prior to fiscal 1996, the cost of license revenue also included significant costs related to hardware and third party software. Cost of service and maintenance revenue consists of salaries, wages, benefits and other direct costs related to installing, customizing and supporting customer implementations. These costs also include telephone support and training.

    Total cost of revenue increased from $1.2 million in the three months ended January 31, 1996, or 30.7% of total revenue, to $1.7 million in the three months ended January 31, 1997, or 24.3% of total revenue, and from $3.2 million in the first nine months of fiscal 1996, or 30.4% of total revenue, to $4.6 million for the first nine months of fiscal 1997, or 24.8% of total revenue. Cost of license revenue increased from $115,000 in the three months ended January 31, 1996, or 5.1% of license revenue to $347,000 in the three months ended January 31, 1997, respectively, or 7.1% of license revenue, and from $357,000 in the first nine months of fiscal 1996, or 6.1% of license revenue, to $757,000 in the first nine months of fiscal 1997, or 6.1% of license revenue. The higher costs of license revenue in fiscal 1997 included costs relating to incidental hardware sold with the Versatility Series product. Cost of service and maintenance revenue increased from $1.1 million in the three months ended January 31, 1996, or 65.2% of service and maintenance revenue, to $1.4 million in the three months ended January 31, 1997, or 64.0% of service and maintenance revenue. Cost of service and maintenance revenue increased from $2.9 million in the first nine months of fiscal 1996, or 60.6% of service and maintenance revenue, to $3.8 million in the first nine months of fiscal 1997, or 63.3% of service and maintenance revenue. The increase was the result of additions to the Company's consulting, customization and implementation staff to support the growing number of the Company's customers. During the first quarter of fiscal 1997, the Company's cost of service and maintenance revenue increased as a percentage of such revenue due in part to the engagement of contract programmers to complete certain custom implementations of the Versatility Series. The Company's cost of service and maintenance revenue declined as a percentage of such revenue during the second and third quarters of fiscal 1997, due in part to completion of the implementations noted above as well as a higher average billing rate for services than historically experienced.

    Selling, General and Administrative. Selling expenses consist of personnel costs, including compensation and benefits and costs of travel, advertising, public relations, seminars and trade shows. General and administrative expenses represent the costs of executive, finance and support personnel and unallocated corporate expenses such as rent, utilities, legal and auditing. Selling, general and administrative expenses increased from $1.8 million for the three months ended January 31, 1996, or 46.2% of total revenue, to $3.8 million for the three months ended January 31, 1997, or 54.2% of total revenue, and from $4.8 million for the first nine months of fiscal 1996, or 44.9% of total revenue, to $10.4 million for the first nine months of fiscal 1997, or 56.2% of total revenue. This increase represents costs related to additions to the Company's sales force and administrative personnel needed to support the Company's growth. In the last half of fiscal 1996, the Company added a 12-person product management department. This department had costs of $96,000 in the first nine months of fiscal 1996 versus $1.0 million in the first nine months of fiscal 1997. During the third quarter of fiscal 1997, this department was reorganized to become part of the marketing department. The Company also doubled its total sales staff and introduced new selling channels between the two periods, resulting in total selling costs of $1.7 million in the first nine months of fiscal 1996 compared to $4.6 million for the same period in fiscal 1997. Total selling costs for the three months ended January 31, 1996 and 1997 were $662,000 and $1.8 million, respectively. General and administrative costs increased from $2.0 million in the first nine months of fiscal 1996 to $3.4 million in the first nine months of fiscal 1997 as a result of increases in administrative overhead to support the larger employee base, higher recruiting costs for administrative personnel, costs relating to additional headquarters office space, costs relating to new office space in the United Kingdom and higher legal and accounting fees. General and administrative costs for the three months ended January 31, 1996 and 1997 were $748,000 and $1.2 million, respectively. Marketing costs increased from $949,000 in the first nine months of fiscal 1996 to $1.4 million in the first nine months of fiscal 1997 due to higher consulting and recruiting expenses relating to marketing personnel and the reorganization of the product management department discussed above. Marketing costs for the three months ended January 31, 1996 and 1997 were $320,000 and $716,000, respectively.

    Research and Development. Research and development expenses consist of personnel costs and direct overhead costs incurred in developing software features and functionality. Research and development expenses increased from $473,000 for the three months ended January 31, 1996, or 12.0% of total revenue, to $648,000 for the three months ended January 31, 1997, or 9.3% of total revenue, and from $1.4 million for the first nine months of fiscal 1996 to $1.9 million for the first nine months of fiscal 1997, or 10.5% of total revenue. The increase was due to the hiring of additional software engineers to support increased development activities.

    Depreciation and Amortization and Write-off of Capitalized Software. Depreciation and amortization expenses were $44,000 in the three months ended January 31, 1996 and $91,000 in the three months ended January 31, 1997. Depreciation and amortization expenses were $112,000 in the first nine months of fiscal 1996 and $198,000 in the first nine months of fiscal 1997. Additionally, in the first quarter of fiscal 1996, the Company wrote off all remaining capitalized software totaling $829,000. No amounts were written off in the first nine months of fiscal 1997 and the Company anticipates that, for the foreseeable future, no software development costs will meet the requirements for capitalization.

    Interest Income (Expense), Net. Interest income (expense), net consists of interest earned on cash and cash equivalents, offset by interest expense on debt and equipment financing. Net interest income was $0 and $122,000 for the three months ended January 31, 1996 and 1997, respectively, and was $13,000 and $110,000 in the first nine months of fiscal 1996 and fiscal 1997, respectively. The difference results from interest income attributable to the cash raised through the initial public offering in the third quarter of fiscal 1997, partially offset by interest expense related to borrowings on the line of credit.

    Provision for Income Taxes. The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes"("SFAS 109"). The provision for income taxes is computed based on pretax income, with deferred income taxes recorded for the differences between pretax accounting and pretax taxable income. The Company's provision for income taxes was $104,000 and $300,000 for the three months ended January 31, 1996 and 1997, respectively, with an effective tax rate of approximately 26.2% and 33.9%, respectively. The Company's provision for income taxes was $64,000 in the first nine months of fiscal 1996 compared to $481,000 in the first nine months of fiscal 1997. For the first nine months of fiscal 1996 and 1997, the effective tax rate was approximately 24.1% and 32.4%, respectively. The favorable effective tax rate for these periods reflected a significant portion of sales through the Company's Foreign Sales Corporation and other tax benefits.

    Net Income. Net income improved from $293,000 to $584,000 for the three months ended January 31, 1996 and 1997, respectively, and $201,000 to $1.0 million for the first nine months of fiscal 1996 and fiscal 1997, respectively. If the Company had not been required to capitalize software development costs and no amortization or write-off had been recorded, net income for the first nine months of fiscal 1996 would have been $831,000.

Liquidity and Capital Resources

    The Company has funded its operations to date primarily through cash generated from operations, through the private sale of preferred stock in January 1996 totaling $3.5 million, from funds obtained from revolving credit facilities with commercial banks and the Company's initial public offering in December 1996 that raised $30.6 million in net proceeds. The Company's existing $2.5 million line of credit had an outstanding balance of $733,000 at January 31, 1997, and $437,000 was outstanding under its $1.0 million equipment line of credit. Advances under the working capital line bear interest at a variable annual rate equal to the prime rate of the bank plus 0.5%, and advances under the equipment line bear interest at a variable annual rate equal to the prime rate of the bank plus 1.0%. Both lines expire on August 5, 1997.

    At January 31, 1997, the Company had $28.8 million in cash and $10.2 million in accounts receivable. For the nine months ended January 31, 1997, net cash used by operations totaled $2.7 million. In addition, the Company used $1.3 million for investing activities, which included $531,000 for capital expenditures for the expansion of the Company's distribution channels, $282,000 for purchased software and $516,000 loaned to a related party. These uses of cash were offset by the net proceeds of $30.6 million from the Company's initial public offering, resulting in a net cash increase of $26.5 million.

    The Company invested $531,000 in capital expenditures in the first nine months of fiscal 1997. Capital expenditures include purchases of computer hardware used primarily in product development, product demonstrations, training and support. During the nine months ended January 31, 1997, the Company financed $437,000 of the capital assets acquired through a capital lease under its $1.0 million equipment line of credit.

    The Company anticipates that its existing cash balances, funds anticipated to be generated from operations, combined with the proceeds from the initial public offering and interest thereon, will be adequate to satisfy its working capital requirements for its current and planned operations for at least the next twelve months. The Company's future operating and capital requirements will depend on numerous factors, including the progress of the Company's internal research and development programs, the level of resources the Company devotes to the development of marketing and sales capabilities, technological advances, the status of competing products, and the successful development and timely introduction of its own products. In the longer term, the Company may require additional equity or debt financing.
No assurance can be given that these funds will be available to the Company on acceptable terms, if at all.

Factors Which May Effect Future Operating Results

    In addition to the other information set forth in this Form 10-Q, prospective investors should consider the following factors which may effect future operating results of the Company.


    Dependence on New Products; Risk Associated with Servicing the Customer Interaction Software Market. The Company currently derives substantially all of its revenue from sales of its Versatility Series software and related services. The Versatility Series was introduced in May 1995, and the Company expects that this product and related services, together with Versatility CallCenter, introduced in August 1996, will continue to account for a substantial portion of the Company's revenue for the foreseeable future. However, the Company has little operating history with the Versatility Series and Versatility CallCenter products. The Company's financial results for periods prior to fiscal 1996 reflect sales of the Company's previous generation of products, which the Company no longer actively markets. The lifecycle of the Company's current products is difficult to estimate as a result of many factors, including the unknown future demand for customer interaction software and the effects of competition in this market. Moreover, although the Company intends to enhance these products and develop related products, the Company's strategy is to continue to focus on providing customer interaction software applications as its sole line of business. As a result, any factor adversely affecting the market for customer interaction software applications in general, or the Versatility Series and Versatility CallCenter products in particular, could adversely affect the Company's business, financial condition and results of operations. The market for customer interaction software products is intensely competitive, highly fragmented and subject to rapid change. The Company's future success will depend on continued growth in the market for customer interaction applications. There can be no assurance that the market for customer interaction applications will continue to grow. If this market fails to grow or grows more slowly than the Company currently anticipates, the Company's business, financial condition and results of operations would be materially adversely affected.

    Dependence on Large License Fees and Customer Concentration. A relatively small number of customers have accounted for a significant percentage of the Company's revenue in any given period. In fiscal 1996, the Company's eight largest customers accounted for 73.3% of the Company's total revenue, two of which, BT and Medco Containment Services, accounted for 25.7% and 22.2%, respectively. In the first nine months of fiscal 1997, two customers, BT and Avantel, S.A., accounted for 23.8% and 14.1%, respectively, of the Company's total revenue. Although the particular customers may change from period to period, the Company expects that large sales to a limited number of customers will continue to account for a significant percentage of its revenue in any particular period for the foreseeable future. Therefore, the loss, deferral or cancellation of an order could have a significant impact on the Company's operating results in a particular quarter. The Company has no long-term contracts with its customers and there can be no assurance that its current customers will place additional orders, or that the Company will obtain orders of similar magnitude from other customers. The loss of any major customer or any reduction, delay in or cancellation of orders by any such customer, or the failure of the Company to market successfully to new customers could have a materially adverse effect on the Company's business, financial condition and results of operations.


    Quarterly Fluctuations in Revenue and Operating Results. The Company's revenue and operating results could fluctuate significantly from quarter to quarter due to a combination of factors, including variations in the demand for the Company's products, the level of product and price competition, the length of the Company's sales process, the size and timing of individual transactions, the mix of products and services sold, the mix of sales through direct and indirect channels, any delay in or cancellation of customer implementations, the Company's success in expanding its customer support organization, direct sales force and indirect distribution channels, the timing of new product introductions and enhancements by the Company or its competitors, the ratio of international to domestic sales, commercial strategies adopted by competitors, changes in foreign currency exchange rates, customers' budgets constraints, and the Company's ability to control costs. In addition, a limited number of relatively large customer orders has accounted for and is likely to continue to account for a substantial portion of the Company's total revenue in any particular quarter. The timing of such orders can be difficult to predict given the average size of the Company's orders and the length of its sales process. The Company has in the past recognized a substantial portion of its revenue in the last month of a quarter. Therefore, the loss, deferral or cancellation of an order could have a significant adverse impact on the Company's revenue and operating results in a particular quarter. Because the Company's operating expense levels are relatively fixed and tied to anticipated levels of revenue, any delay in the recognition of revenue from a limited number of license transactions could cause significant variations in operating results from quarter to quarter. Based upon all of the foregoing, the Company believes that quarter-to-quarter comparisons of its results of operations are not necessarily meaningful and such comparisons should not be relied upon as indications of future performance. It is also likely that the Company's future quarterly operating results in any given period will not meet the expectations of market analysts or investors, which could have an adverse effect on the price of the Company's Common Stock.

    Length of Sales and Implementation Processes. Selling the Company's products generally requires the Company to provide a significant level of education to prospective customers regarding the use and benefits of the Company's products. In addition, implementation of the Company's products involves a significant commitment of resources by prospective customers and is commonly associated with substantial integration efforts which may be performed by the Company, by the customer, or by a third party systems integrator. For these and other reasons, the length of time between the date of initial contact with the potential customer and the implementation of the Company's products is often lengthy, typically ranging from two to nine months or more, and is subject to delays over which the Company has little or no control. The Company's implementation cycle could be lengthened by increases in the size and complexity of its implementations and by delays in its customers' adoption of client/server computing environments. Delay in or cancellation of the sale or implementation of applications could have a materially adverse effect on the Company's business, financial condition and results of operations and cause the Company's operating results to vary significantly from quarter to quarter.

    Expansion of Sales Force and Channels of Distribution. Historically, the Company has distributed its products primarily through its direct sales force. An integral part of the Company's strategy includes expanding its direct sales force while developing additional marketing, sales and implementation relationships with third party systems integrators and VARs. The Company's ability to achieve significant revenue growth in the future will depend on its ability to attract, train and retain additional qualified direct sales personnel. In addition, the Company currently is investing, and intends to continue investing, significant resources to develop its relationships with third party systems integrators and VARs, especially in international markets. The Company has only limited experience distributing its products through indirect channels. If the Company is unable to develop its relationships with third party systems integrators and VARs, or if the third party systems integrators and VARs with which the Company develops relationships are unable to effectively market, sell and implement the Company's software applications, the Company's business, financial condition and results of operations could be materially adversely affected.

    Dependence on Indirect Distribution Channels; Potential for Channel Conflict. The Company's strategy is to increase its use of third party systems integrators and VARs to distribute its products. These independent sales organizations, which generally install and support the product lines of a number of companies, are not under the direct control of the Company, are not subject to any minimum purchase requirements and can discontinue marketing the Company's products at any time without cause. Many of the Company's third party systems integrators and VARs sell or co-market potentially competitive products. Accordingly, the Company must compete for the focus and sales efforts of its third party systems integrators and VARs. Additionally, selling through indirect channels may limit the Company's contacts with its customers. As a result, the Company's ability to accurately forecast sales and revenue, evaluate customer satisfaction and recognize emerging customer requirements may be hindered. In addition, the Company's gross profit on sales to third party systems integrators and VARs tends to be lower than on its direct sales, although the Company's selling and marketing expenses and servicing costs also tend to be lower with respect to these sales. There can be no assurance that the Company's current third party systems integrators and VARs will continue to distribute or recommend the Company's products or do so successfully. There can also be no assurance that one or more of these companies will not begin to market products in competition with the Company. The termination of one or more of these relationships could adversely affect the Company's business, financial condition and results of operations.

    The Company's strategy of marketing its products directly to end-users and indirectly through VARs and third party systems integrators may result in distribution channel conflicts. The Company's direct sales efforts may compete with those of its indirect channels and, to the extent different resellers target the same customers, resellers may also come into conflict with each other. Although the Company has attempted to manage its distribution channels in a manner to avoid potential conflicts, there can be no assurance that channel conflicts will not materially adversely affect its relationships with existing third party systems integrators or VARs or adversely affect its ability to attract new third party systems integrators and VARs.

    International Operations. Revenue from sales outside the United States in fiscal 1994, 1995, 1996 and the first nine months of fiscal 1997 accounted for approximately 18.8%, 16.3%, 40.8% and 44.2%, respectively, of the Company's total revenue. International operations are subject to inherent risks, including the impact of possible recessionary environments in economies outside the United States, changes in demand for the Company's products resulting from fluctuations in exchange rates, unexpected changes in legal and regulatory requirements including those relating to telemarketing activities, changes in tariffs, seasonality of sales, costs of localizing products for foreign markets, longer accounts receivable collection periods and greater difficulty in accounts receivable collection, difficulties and costs of staffing and managing foreign operations, reduced protection for intellectual property rights in some countries, potentially adverse tax consequences and political and economic instability. There can be no assurance that the Company will be able to sustain or increase international revenue, or that the factors listed above will not have a material adverse impact on the Company's international operations. While the Company's expenses incurred in foreign countries are typically denominated in the local currencies, revenue generated by the Company's international sales typically is paid in U.S. dollars or British pounds. Although exposure to currency fluctuations to date has been insignificant, there can be no assurance that fluctuations in currency exchange rates in the future will not have a material adverse impact on the Company's international operations. The Company currently does not engage in hedging activities.

    A significant element of the Company's strategy is to continue the expansion of its operations in international markets. This expansion has required and will continue to require significant management attention and financial resources to develop international sales channels. Because of the difficulty in penetrating new markets, along with the Company's size and geographic location, there can be no assurance that the Company will be able to maintain or increase international revenue. To the extent that the Company is unable to do so, the Company's financial condition and results of operations could be materially adversely affected. A substantial portion of the Company's international sales are expected to be made using indirect selling channels, such as third party systems integrators and VARs. A reduction in sales by all or some of these distributors or a termination of their relationships with the Company could have a material adverse effect on the Company's business, financial condition and results of operations.

    Competition. The market for the Company's products is intensely competitive, highly fragmented and subject to rapid change. Because the Company offers multiple applications which can be purchased separately or integrated as part of the Versatility Series, the Company competes with a variety of companies depending on the target market for their applications software products. The Company's principal competitors in the customer interaction software market are Brock International, Inc., Digital Systems International, Inc., Information Management Associates, Inc., Scopus Technology, Inc. and The Vantive Corporation. For installations where telephony functions are of prime importance, competitors include Davox Corporation, Early Cloud and Company (a division of IBM) and EIS International, Inc. The Company also competes with third party professional service organizations that develop custom software and with the information technology departments of potential customers, which develop applications internally. Among the Company's potential competitors are also a number of large hardware and software companies that may develop or acquire products that compete with the Company's products. Increased competition is likely to result in price reductions, reduced operating margins and loss of market share, any of which could materially adversely affect the Company's business, financial condition and results of operations. Many of the Company's current and potential competitors have significantly greater financial, technical, marketing and other resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of products than can the Company. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, financial condition and results of operations.

    Management of Growth. The Company has recently experienced significant growth in revenue, operations and personnel. Continued growth will challenge the Company's management systems and resources and require the Company to improve and upgrade its management information systems. In addition, the Company will need to hire more technical, sales and marketing, support and administrative personnel to adequately service and support its growing customer base. There can be no assurance that the Company will be able to successfully upgrade its systems or to attract, retain and successfully train the necessary personnel to accomplish its growth strategies or that it will not experience constraints that will adversely affect its ability to satisfy customer demand in a timely fashion or to satisfactorily support its customers. Any of these events could injure the Company's reputation or lead to loss of customers. If the Company is unable to manage growth effectively, the Company's business, financial condition and results of operations could be adversely affected.

    Dependence on Growth of Client/Server Computing Environment. The client/server software environment is relatively new. The Company markets its products solely to customers that have committed or are committing their call center systems to client/server environments, or are converting legacy systems, in part or in whole, to a client/server environment. The Company's success will depend on further development of and growth in the number of organizations adopting client/server computing environments. There can be no assurance, however, that the client/server market will maintain its current rate of growth. There also can be no assurance that the client/server computing trends anticipated by the Company will occur or that the Company will be able to respond effectively to the evolving requirements of this market. If the client/server market fails to grow, or grows at a rate slower than experienced in the past, the Company's business, financial condition and results of operations could be materially adversely affected.

    Rapid Technological Change and Product Development Risks. The customer interaction software market is subject to rapid technological change, changing customer needs, frequent new product introductions and evolving industry standards that may render existing products and services obsolete. As a result, the Company's position in this market could be eroded rapidly by unforeseen changes in application features and functions. The life cycles of the Company's products are difficult to estimate. The Company's growth and future operating results will depend in part upon its ability to enhance existing applications and develop and introduce new applications that meet or exceed technological advances in the marketplace, that meet changing customer requirements, that respond to competitive products and that achieve market acceptance. The Company's product development and testing efforts are expected to require substantial investments by the Company. There can be no assurance that the Company will possess sufficient resources to make these necessary investments. The Company has in the past experienced delays both in developing new products and in customizing existing products, and there can be no assurance that the Company will not experience difficulties that could cause delays in the future. In addition, there can be no assurance that such products will meet the requirements of the marketplace and achieve market acceptance, or that the Company's current or future products will conform to industry standards. If the Company is unable, for technological or other reasons, to develop and introduce new and enhanced products in a timely manner, the Company's business, financial condition and results of operations could be materially adversely affected.

    Software products as complex as those offered by the Company may contain errors that may be detected at any point in the products' life cycles. The Company has, in the past, discovered software errors in certain of its products and has experienced delays in shipment of products during the period required to correct these errors. In particular, the computing environment is characterized by a wide variety of standard and non-standard configurations that make pre-release testing for programming or compatibility errors very difficult and time consuming. There can be no assurance that, despite extensive testing by the Company and by current and potential customers, errors will not be found, resulting in loss of, or delay in, market acceptance and sales, diversion of development resources, injury to the Company's reputation, or increased service and warranty costs, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

    Difficulty in Protecting Proprietary Technology; Risk of Infringement. The Company relies on a combination of copyright, trade secret and trademark laws, confidentiality procedures and contractual provisions to protect its proprietary rights in its products and technology. The Company does not rely upon patent protection and does not currently expect to seek patents on any aspects of its technology. There can be no assurance that the confidentiality agreements and other methods on which the Company relies to protect its trade secrets and proprietary technology will be adequate. Further, the Company may be subject to additional risks as it enters into transactions in countries where intellectual property laws are not well developed or are poorly enforced. Legal protections of the Company's rights may be ineffective in such countries. Litigation to defend and enforce the Company's intellectual property rights could result in substantial costs and diversion of resources and could have a materially adverse effect on the Company's business, financial condition and results of operations, regardless of the final outcome of such litigation. Despite the Company's efforts to safeguard and maintain its proprietary rights both in the United States and abroad, there can be no assurance that the Company will be successful in doing so or that the steps taken by the Company in this regard will be adequate to deter misappropriation or independent third-party development of the Company's technology or to prevent an unauthorized third party from copying or otherwise obtaining and using the Company's products or technology. There also can be no assurance that others will not independently develop similar technologies or duplicate any technology developed by the Company. Any such events could have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company has entered into agreements with a small number of its customers requiring the Company to place its source code in escrow. These escrow agreements typically provide that these customers have a limited, non-exclusive right to use such code in the event that there is a bankruptcy proceeding by or against the Company, if the Company ceases to do business or if the Company fails to meet its support obligations. Entering into such agreements may increase the likelihood of misappropriation by third parties.

    As the number of customer interaction software applications in the industry increases and the functionality of these products further overlaps, software development companies like the Company may increasingly become subject to claims of infringement or misappropriation of the intellectual property rights of others. There can be no assurance that third parties will not assert infringement or misappropriation claims against the Company in the future with respect to current or future products. Any claims or litigation, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing arrangements. Such royalty or licensing arrangements, if required, may not be available on terms acceptable to the Company, if at all, which could have a material adverse effect on the Company's business, financial condition and results of operations. Adverse determinations in such claims or litigation could also have a material adverse effect on the Company's business, financial condition and results of operations.

    Dependence on Key Personnel. The Company's success depends to a significant extent upon the continued service of its executive officers and other key management and technical personnel, and on its ability to continue to attract, retain and motivate qualified personnel, such as experienced software developers and sales personnel. Competition for such employees is very intense. The Company has no long-term employment contracts with any of its employees. The loss of the services of one or more of the Company's executive officers, software developers or other key personnel or the Company's inability to recruit replacements for such personnel could have a material adverse effect on the Company's business, financial condition and results of operations. The Company maintains $1.0 million of key-man life insurance on Ronald R. Charnock, the Company's President and Chief Executive Officer.

    Regulatory Environment. Certain uses of outbound call processing systems are regulated by federal, state and foreign law. Although the compliance with these laws may limit the potential use of the Company's products in some respects, the Company's systems can be programmed to operate automatically in full compliance with these laws through the use of appropriate calling lists and calling campaign time parameters. There can be no assurance, however, that future legislation further restricting telephone solicitation practices, if enacted, would not adversely affect the Company.

Part II:  Other Information

Item 1:  Legal Proceedings:

         One of the Company's former VARs has filed a claim for arbitration against the Company asserting, among other things, that the Company misrepresented the functionality of its products and wrongfully terminated the VAR's reseller agreement, and claiming not less than $1.0 million in damages. The Company intends to vigorously defend this action and, based upon information currently available, believes that the action will not have a material impact on the Company. However, because the arbitration proceedings are at a preliminary stage, the Company cannot predict the ultimate outcome of this action and there can be no assurance that the Company will be successful in the arbitration proceedings.

Item 2:  Changes in Securities

         In the quarter ended January 31, 1997, non-qualified stock options of 13,167 shares of common stock were exercised by former employees, with an exercise price of $.80 per share. No underwriters were involved in the foregoing sale of securities. Such sales were made in reliance on an exemption from the registration provision of the Securities Act of 1933, as amended, set forth in Section 2(3) and 4(2) thereof.

Item 3:  Defaults upon Securities:

         Not Applicable.

Item 4:  Submission of Matters to a Vote of Security Holders:

         Not Applicable.

Item 5:  Other Information:

         Not Applicable.

Item 6:  Exhibits and Reports on Form 8-K:

         A.  Exhibits

Exhibit No.       Exhibits

11                Statement Regarding Computation of Net Income Per Share
27                Financial Data Schedule

         B.  Reports on Form 8-K:

                  There were no reports on Form 8-K filed during the period.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        VERSATILITY INC.



Dated:   March 14, 1997                 By:  /s/  Donald C. Yount
                                             --------------------
                                             Donald C. Yount
                                             Senior Vice President, Finance
                                             and Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)