Form 10-K
period 1997-04-30
VERSATILITY INC
filed 1997-07-25
CIK 1023393

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended April 30, 1997

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
      (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization                    Identification No.)

                       11781 Lee Jackson Memorial Highway
                                 Seventh Floor
                            Fairfax, Virginia 22033
                                 (703) 591-2900
         (Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing sale price of the Common Stock on July 14, 1997, as reported on the Nasdaq National Market was approximately $30,842,559. Shares of Common Stock held by each executive officer and director and by each person who is known to own 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes. As of July 14, 1997 the Registrant had 7,355,753 shares of Common Stock outstanding, par value $.01 per share.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Definitive Proxy Statement dated July 28, 1997 to be delivered to the Stockholders in connection with the Annual Meeting of Stockholders to be held on August 26, 1997 are incorporated by reference in Part III hereof.

                               Table of Contents

PART I.
Item  1. Business......................................................................................    3
Item  2. Properties....................................................................................   10
Item  3. Legal Proceedings.............................................................................   10
Item  4. Submission of Matters to a Vote of Security Holders...........................................   10

PART II.
Item  5. Market for Registrant's Common Stock and Related Stockholder Matters..........................   10
Item  6. Selected Financial Data.......................................................................   11
Item  7. Management's Discussion and Analysis of Financial Condition and Results of Operations.........   11
Item 7A. Quantitative and Qualitative Disclosures about Market Risk....................................   20
Item  8. Financial Statements and Supplementary Data...................................................   20
Item  9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........   20

PART III.
Item 10. Directors and Executive Officers of the Registrant............................................   21
Item 11. Executive Compensation........................................................................   21
Item 12. Security Ownership of Certain Beneficial Owners and Management................................   21
Item 13. Certain Relationships and Related Transactions................................................   21

PART IV.
Item 14. Exhibits, Financial Statements and Reports on Form 8-K........................................   21
SIGNATURE..............................................................................................   23

                                     PART I

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

ITEM 1. BUSINESS

OVERVIEW

    Versatility is a leading provider of client/server customer interaction software that enables businesses to automate and enhance their telemarketing and teleselling capabilities. The Company's software products are designed to increase the productivity and revenue-generating capabilities of organizations operating call centers to interact with existing and potential customers. The Company's products include desktop software applications, development and customization tools and optional server-based software services, and support a wide variety of leading computing platforms, allowing users to implement a scalable, flexible and interoperable software solution that can be used independently or as part of an integrated enterprise-wide customer interaction implementation. Versatility also offers fee-based professional, consulting and maintenance services to provide implementation, integration and ongoing support of the Company's software products.

    The Company's products are used by customers operating large and mid-sized call centers for activities including telebanking, claims servicing, customer service, consumer product telesales and other applications. Since introducing the Versatility Series in May 1995, the Company has licensed Versatility Series applications for use on over 12,000 agent desktops. The Company's customers include Avantel, S.A., British Telecommunications, Plc, Chase Card Member Services and Mellon Bank. Versatility markets its products and services to customers in a number of targeted industries, including the financial services and communications industries. The Company sells its software and services in the United States through a direct sales organization that focuses primarily on enterprise-wide, large-scale solutions with complex requirements. In addition, Versatility markets and sells software through value-added resellers, distributors and third party systems integrators, in the United States and internationally.

    Versatility provides a suite of software applications and related services that allow its customers to operate flexible and highly functional inbound and/or outbound call centers, which can significantly enhance their telephony-based sales and marketing capabilities. The Company's applications allow an organization to automate the most significant telephony-based customer interaction functions, including generating and qualifying sales leads, providing comprehensive product or service information, generating order quotes and processing and fulfilling customer orders. The Company's products are designed to support both formal call centers, typically involving large and mid-sized installations, and informal call centers, requiring a smaller scale implementation, for customers in the United States and internationally.

    The Company's products include a number of software applications which provide call center agents with desktop access to a variety of information in an easy-to-use graphical format, including customer identity and call history, comprehensive product descriptions such as features and benefits, and a list of related products or services which an agent can cross-sell or up-sell to the customer. The Company's software includes scripting capabilities which efficiently guide agents through each stage of the sales process, including initial contact, presentation of product offerings, responses to frequently asked questions or objections, quote generation, order taking and fulfillment. In addition, the Company's products can be easily tailored to the specific needs of the organization or marketing campaign and customized to match the skill sets of individual call center agents. The Company's products also facilitate exchange of information between the call center and the organization's other information systems, allowing the organization to incorporate data generated in the call center into their other business operations, including new product development. In addition to desktop applications, the Company's products include optional server-based software which allows customers to leverage CTI and other technologies to increase the speed and productivity of their telephony-based activities.

    The Versatility Series, the Company's principal product, uses an advanced, scalable three-tier client/server architecture capable of supporting installations with more than 1,000 simultaneous users on a single server. The Versatility Series is highly customizable, allowing modification to suit a specific industry or application. The Versatility Series can also be integrated with the customer's information systems or with third party applications, such as help desk or field sales automation software, to provide a customer with a comprehensive, enterprise-wide customer interaction solution.

    In August 1996, the Company released the Versatility CallCenter client/server packaged software application which provides the basic features and functions of the Versatility Series desktop applications to smaller formal or informal call centers, typically found in mid-sized companies or departments of larger organizations. Customers using the Versatility CallCenter product can expand to the more scalable Versatility Series.

Products

    The Company's products include the Versatility Series, a suite of modular applications that includes optional software-based marketing and telephony services. The Versatility Series can be modified with available customization tools and is designed to support customers with large user populations. For smaller installations, the Company offers Versatility CallCenter, which includes key elements of the Versatility Series applications, scaled to support 50 users or less.

    Versatility Series. The Versatility Series is generally marketed to large organizations operating formal call centers. At the core of the Versatility Series are the Versatility Call Center Applications, which allow call center agents to effectively conduct telemarketing, telesales and customer services activities. Versatility Series customers purchase one of the Versatility Call Center Applications and usually purchase one or more optional services from either the Versatility Marketing Management Services or the Versatility Open Telephony Services.

    The Versatility Series includes applications to address telemarketing, telesales and customer services activities with Versatility Telesales/Teleservice. The Company is also developing two additional applications, Versatility Financial Services and Versatility Telecom, which will include the same architecture and core functionality as the Company's current application, with additional features specifically designed to address the financial and telecommunications industries. The Versatility Series supplies a call center agent with customer information as an outbound telephone call is made or as an inbound call is routed to that agent. Once customer contact is made, an agent can access product information, such as features, benefits and commonly asked questions, in order to effectively and accurately market and sell that product. An agent can then click to descriptions of other products to cross-sell or up-sell. To close a sale, an agent can access on-line order taking and fulfillment capabilities. Building on these core functions, the Versatility Series provides additional capabilities to generate on-line quotes, readily access information regarding discounts and schedule automatic customer call-backs.

    All Versatility Call Center Applications are Windows-based and are integrated with the Versatility PowerGuide facility, a presentation support tool providing call guides and scripting capabilities. Versatility PowerGuide enables selling scripts to be tailored to the needs of the company or marketing campaign and customized to match the skill sets of particular telemarketing agents. Versatility PowerGuide can integrate with one or more external applications, such as word processing, spreadsheet, and graphics presentation applications, using Microsoft's Dynamic Data Exchange standard to exchange information between applications. Versatility PowerGuide can also be used to generate Microsoft Visual Basic forms and applications.

    Versatility Call Center Applications allow customers to develop many versions of the application which can be tailored extensively and used simultaneously. For example, a call center may want to have a different application design and functionality for each marketing and selling campaign. Each tailored application can be augmented by its own tailored Versatility PowerGuide session.

    In addition to Versatility Call Center Applications, the Versatility Series provide network server services, called the Versatility Marketing Management Services, which provide the call center network and its managers with a number of capabilities, including list, database and campaign management, adaptive marketing, statistical tracking, data warehousing, decision support, document production, integration with document management systems and centralized call center operations management. Additionally, the Versatility Series CTI services, called Versatility Open Telephony Services, which integrate the telephone and computer systems, provide functions such as screen-based telephony, "screen pops" in which relevant caller information appears on an agent's screen as an inbound call arrives or as an outbound call is initiated, predictive dialing of outbound campaigns, coordination of service levels, inbound and outbound dynamic call blending and IVR integration and coordination.

    All Versatility Series products are licensed based on the total number of concurrent desktop users. The U.S. list price of the Versatility Series is $1950 per licensed user and includes Versatility Telesales/Teleservice, Versatility PowerGuide, and Versatility OpenTel. Specific add-ons differ depending on whether a customer's business model calls for an inbound only, outbound only, or blended (inbound/outbound) center. These modules include Versatility Predictive and Versatility Campaign Plus for outbound, and Versatility Call Blending for blended centers. Other optional modules sold depend on the interfaces to the customer interaction center and include Versatility OpenWeb for integrating the Web with the call center, and Versatility IVR for integrating IVR with the call center. The U.S. list price of these modules ranges from $200 to $1,000 per user per service. A majority of the revenue from the Versatility Series products has been derived from contracts with customers in amounts in excess of $200,000.

    Versatility CallCenter. In August 1996, the Company released Versatility CallCenter, a CD-ROM-based call center software application that supports formal or informal call centers of 50 agents or less. Versatility CallCenter includes many of the features of the Versatility Call Center Applications, including customer profiles, product information, product features and benefits, question and objection handling, quotation preparation and order taking and servicing, literature fulfillment, activity tracking with call back calendars and reminders, scripting and call guides. In addition, the product supports list management and call recycling for outbound campaigns and CTI for screen-based dialing and incoming call management, including screen pops of customer profile information. Versatility CallCenter also incorporates several network-based server facilities that include elements of the Versatility Marketing Management and Versatility Open Telephony services, redesigned to meet the needs of this smaller customer. Versatility CallCenter is also licensed based on the number of concurrent users and has a U.S. list price of $1,695 per user.

    Federal, state and foreign law, including the Telephone Consumer Protection Act of 1991 and the Federal Fair Debt Collection Practices Act regulate certain uses of outbound call processing systems. Although compliance with these laws may limit the potential uses of the Company's products in some respects, the Company's products can be programmed to operate automatically in full compliance with these laws through the use of appropriate calling lists and calling campaign time parameters. There can be no assurance, however, that future legislation further restricting telephone solicitation practices, if enacted, would not adversely affect the Company.

Services

    Versatility provides fee-based maintenance and support services designed to increase the effectiveness and ongoing performance of its customer's call center operations and to increase the Company's revenue base. Substantially all of the Company's customers have ongoing maintenance contracts. As of April 30, 1997, the Company employed 31 employees providing professional services, maintenance and training.

    Professional Services. The Company's consultants work closely with customers to provide assistance with application implementation and customization, interface development, communications and information systems integration, planning and project management. Fees for professional services are charged separately from the Company's software product licenses and are generally charged on a time-and-materials basis.

    Maintenance. Maintenance services are available for an annual fee equal to a percentage of the total license price. Maintenance services include software updates, maintenance releases and technical support. The Company offers telephone, pager, electronic mail, dialup modem and facsimile customer support. The Company also provides customers with account management services, technical bulletins, weekly status reports and ongoing communications on new features or products under development.

    Training. The Company offers a comprehensive set of training courses covering systems administration, specific training on certain product modules and project team training as well as training courses for the Company's resellers. Training classes are offered at the Company's offices in Fairfax, Virginia and Aldermaston, U.K. The Company also provides extensive on-site training services for most enterprise installations, including customized training for each customer. Fees for education and training are generally charged in addition to the license fees and are charged on a per-student, per-class or time-and-materials basis.

Customers

    Since introducing the Versatility Series in May 1995, the Company has licensed Versatility Series applications for use on over 12,000 agent desktops. For the fiscal year ended April 30, 1997, the Company's eight largest customers accounted for 59.3% of the Company's total revenue, of which one customer, British Telecommunications, Plc ("BT"), accounted for 23.6%. Although the particular customers may change from period to period, the Company expects that large sales to a limited number of customers will continue to account for a significant percentage of its total revenue in any particular period. Revenue from customers outside the United States accounted for 16.3%, 40.8 % and 41.2% of the Company's total revenue for fiscal 1995, 1996 and 1997, respectively. See further discussion regarding the business segment and geographic area information in Note 11 of Notes to the Consolidated Financial Statements.

Technology and Product Development

    The Company's core technology was designed to facilitate the development and customization of enterprise-wide customer interaction applications which are interoperable with a number of other applications and can be used by a wide variety of customers. The Company's applications are built upon a common core architecture that is designed to leverage efficiently the performance and scalability of client/server computing and object-oriented development methodologies. Versatility believes that its product architecture allows it to craft tailored solutions for its customers and to simplify and facilitate new product development.

    The Versatility Series and Versatility CallCenter products are built using a highly scalable and flexible three-tier client/server model which takes advantage of the difference in computing power between the desktop client and the server to free-up limited desktop computing power and memory. The Company's products support a number of client computing platforms, such as Microsoft Windows 3.1, Microsoft Windows 95 and Microsoft Windows NT; leading relational databases from Oracle, Informix, Sybase, Ingres, and Microsoft; and server operating systems, such as Microsoft Windows NT Server and various versions of Unix. The Company's products have been developed using Microsoft Visual C++, Microsoft Foundation Classes and Centura Team Developer.

    Versatility began the development of products based on a client/server architecture in November 1993. The Company made substantial investments in new product development in 1994 and introduced the Versatility Series in May 1995. In August 1996, the Company released Versatility CallCenter. The Company continues to make substantial investments in product development to improve and enhance the functionality of its existing products. The Company also intends to expand its existing product offerings and to introduce new products for the client/server applications market. Although the Company expects that certain of its new products will be developed internally, the Company may, based on timing and cost considerations, acquire technology and products from third parties.

    The Company's current development efforts include the completion of the first two industry specific versions of the Versatility Series - Versatility Telecom and Versatility Financial Services. These vertical versions are due to ship in the fall and are designed to significantly lower the customization efforts and costs by pre-building many of the vertical components typically requiring customization during deployment of the customer interaction application. By working with its existing customers and prospects in these particular verticals, as well as industry analysts, Versatility has been able to identify and develop these vertical requirements.

    In June 1997, Versatility announced the industry's first components-based application architecture and delivered the initial products - Versatility Telesales/Teleservice v3.0 and Versatility PowerGuide v2.0 of this component based framework. The company will be working aggressively over the rest of the fiscal year to deliver the other components of this Application Framework.

    In addition, Versatility continues to significantly expand the CTI middleware options supported by Versatility OpenTel. Versatility OpenTel is the window on telephony for the desktop and provides the desktop application with access to various PBX, ACD, and IVRs. In the past, Versatility OpenTel primarily supported the Dialogic CT-Connect CTI product that was resold by Versatility. Now, Versatility OpenTel either supports or will support within the next three months Genesys' T-Server product, Nabnasset's VESP product, and the Microsoft TAPI 2.1 standard in addition to CT-Connect.

    Lastly, Versatility continues to do integration work with Nortel's new Symposium platform. In May, 1997, the two companies announced the selection of Versatility as a Nortel Symposium Partner which provides for the reselling of the Versatility products by the various Nortel distributors and resellers in the U.S.

    As of April 30, 1997, the Company's research and development and quality assurance staff consisted of 35 employees. The Company's total expenses for research and development for fiscal years 1995, 1996 and 1997 were $711,000, $2.1 million and $2.9 million, respectively. The Company anticipates that it will continue to commit substantial resources to research and development in the future.

    The Company's future success will depend on its ability to enhance its current products and to develop and introduce new products on a timely basis that keep pace with technological developments, emerging industry standards and the increasingly sophisticated needs of its customers and markets. There can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products, or that its new products and product enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. Furthermore, changing resource allocations can delay new products and certain product enhancements. If the Company is unable, for technological or other reasons, to develop and introduce new products or enhancements, the Company's business, financial condition and results of operations will be materially adversely affected. In addition, software products as complex as those offered by the Company may contain undetected errors or failures when first introduced or when new versions are released. The Company has in the past discovered software errors in certain of its new products or enhancements and has experienced delays or lost revenue during the period required to correct these errors. Although the Company has not experienced material adverse effects resulting from such errors to date, there can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found in new products or releases after commencement of commercial shipments, resulting in loss of or delay in market acceptance, which could have a material adverse effect upon the Company's business, financial condition and results of operations.

Sales and Marketing

    Sales. The Company believes that the coordinated use of multiple selling channels is required to reach the diverse and growing base of prospective customers. Based on their telemarketing strategies and buying patterns, these prospective customers can be divided into three groups: (i) customers with large-scale installations which are best served through direct sales teams, (ii) customers with large-scale installations who require turnkey system solutions from third party systems integrators, and (iii) customers with mid-sized installations who need basic solutions that can be purchased relatively inexpensively and can be quickly implemented. To address these groups, in November 1995, the Company established four strategic selling units to focus attention and specific solutions to targeted selling channels and markets. These four selling units were Enterprise Solutions, Alliances, Channels and International. Enterprise Solutions consists of two selling groups, which sell directly to specific vertical markets, financial institutions and communications services companies. In February 1997, Alliances and Channels were combined, becoming Commercial Markets, which focuses on other opportunities in other commercial markets, most of which are sold through third party resellers. The International selling unit markets through third party resellers to customers in Europe, the Middle East, South Africa and the Pacific Rim.

        Enterprise Solutions. Enterprise Solutions consists of two selling groups, Financial Services and Telecommunications. These direct sales units focus on the financial services and communications industries throughout North America. They market the Versatility Series to large organizations which require a customized and integrated call center application. These selling units include 40 employees divided into sales and sales support teams for each target market, a professional services organization that performs implementation, project management and customization activities and a customer services group responsible for post-implementation support. In addition, the Company has begun enlisting the support of a specific group of professional services organizations which will engage in the practice of implementing and customizing the Company's software products. Referred to as "Practice Partners," these organizations do not resell or otherwise market the Company's products. Instead, the Company intends to support the Practice Partners' efforts to learn to install, customize and support the Company's products.

        Commercial Markets. The Commercial Markets selling unit markets the Versatility Series to prospects in other markets, primarily through third party systems integrators and distributors who provide comprehensive solutions to large-scale enterprise-wide environments and who want to provide their customers with an integrated call center solution. This selling unit consists of sales and sales personnel supporting third party systems integrators and distributors and a services department that handles certain support activities for the distributors or for their customers. The Company currently has active relationships with several third party systems integrators including Electronic Data Systems Corporation, Norstan Inc. and Cincom Systems, Inc. The unit also targets mid-sized companies that operate formal and informal call centers of 10 to 50 agents with a product called Versatility CallCenter. This product is sold through Versatility Integration Professional ("VIP") resellers or is sold directly to an end user customer if there is not a trained VIP reseller in place to support the sale. This selling unit was formed to develop regional-based sales and support teams to evaluate, recruit and train VIP resellers. As of April 30, 1997, this selling unit consisted of 25 employees and had arrangements with 36 VIP resellers.

        International. The International selling unit markets the Versatility Series and Versatility CallCenter products to third party systems integrators, distributors and resellers outside of North America. This selling unit has regional sales and support teams covering Western Europe, the Middle East and certain African countries and expects to begin selling in the Pacific Rim and Latin American regions. The International selling unit is headquartered in Aldermaston, U.K., with support personnel located in the Netherlands and Sweden and, as of April 30, 1997, consisted of 10 employees.

    Marketing. The Company's marketing efforts support each of the strategic selling units. The Company's marketing programs include product management, product marketing, maintenance and enhancement of the Company's Web site, direct marketing, including the operation of the Company's in-house direct mail and telemarketing operation, public relations and press and analyst communications and event support. The Company's marketing department also maintains marketing relationships with a variety of third party vendors, such as telephone switch manufacturers, computer manufacturers, database providers and others. As of April 30, 1997, the Company's marketing department consisted of 23 employees. The Company uses the Versatility CallCenter product in its in-house direct marketing and telemarketing facility.

Competition

    The market for the Company's products is intensely competitive, highly fragmented and subject to rapid change. Because the Company offers multiple applications which can be purchased separately or integrated as part of the Versatility Series, the Company competes with a variety of companies depending on the target market for their applications software products. The Company's principal competitors in the customer interaction software market are Brock International, Inc., Digital Systems International, Inc., Information Management Associates, Inc., Scopus Technology, Inc., and The Vantive Corporation. For installations where telephony functions are of prime importance, competitors include Davox Corporation, Early Cloud and Company (a division of IBM) and EIS International, Inc. The Company also competes with third party professional service organizations that develop custom software and with the information technology departments of potential customers. The Company's potential competitors also include a number of large hardware and software companies that may develop or acquire products that compete with the Company's products. The Company believes that the principal competitive factors affecting its market include product features such as flexibility, scalability, interoperability, functionality and ease of use, as well as product reputation, quality, performance, price, customer service and support, the effectiveness of sales and marketing efforts and vendor reputation. Although the Company believes that its products currently compete favorably with respect to such factors, there can be no assurance that the Company can maintain its competitive position against current and potential competitors, especially those with significantly greater financial, marketing, service, support, technical and other resources.

    In addition, the Company believes that existing competitors and new market entrants will attempt to develop fully integrated customer interaction solution applications suites that may include call center telesales and telemarketing applications which provide comparable functionality to the Company's existing applications. The Company also expects that competition will increase as a result of software industry consolidation. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the Company's potential customers. Accordingly, it is possible that new competitors or alliances among competitors will emerge and rapidly acquire significant market share.

    Increased competition is likely to result in price reductions, reduced operating margins and loss of market share, any of which could materially adversely affect the Company's business, financial condition and results of operations. Many of the Company's current and potential competitors have significantly greater financial, technical, marketing and other resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than can the Company. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, financial condition and results of operations.

Intellectual Property and Other Proprietary Rights

    The Company relies on a combination of copyright, trade secret and trademark laws, confidentiality procedures and contractual provisions to protect its proprietary rights in its products and technology. The Company does not rely upon patent protection and does not currently expect to seek patents on any aspects of its technology. There can be no assurance that the confidentiality agreements and other methods on which the Company relies to protect its trade secrets and proprietary technology will be adequate. Further, the Company may be subject to additional risks as it enters into transactions in countries where intellectual property laws are not well developed or are poorly enforced. Legal protections of the Company's rights may be ineffective in such countries. Litigation to defend and enforce the Company's intellectual property rights could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, financial condition and results of operations, regardless of the final outcome of such litigation. Despite the Company's efforts to safeguard and maintain its proprietary rights both in the United States and abroad, there can be no assurance that the Company will be successful in doing so, or that the steps taken by the Company in this regard will be adequate to deter misappropriation or independent third-party development of the Company's technology or to prevent an unauthorized third party from copying or otherwise obtaining and using the Company's products or technology. There also can be no assurance that others will not independently develop similar technologies or duplicate any technology developed by the Company. Any such events could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Regulatory Environment

    Federal, state and foreign law regulate certain uses of outbound call processing systems. The Federal Telephone Consumer Protection Act (the "TCPA") prohibits the use of automatic dialing equipment to call emergency telephone lines, health care and similar facility patient telephone lines, and telephone lines where the called party is charged for incoming calls, such as those used by pager and cellular phone services. The TCPA prohibits use of such equipment to engage two or more lines of a multi-line business simultaneously. Among other things, the TCPA required the Federal Communications Commission ("FCC") to create regulations protecting residential telephone subscribers from unwanted telephone solicitations. The rules adopted by the FCC require that telemarketers maintain a company-specific "do-not-call list" which contains the names and numbers of residential subscribers who do not want to receive calls. An entity which has an "established business relationship" with a party it calls and tax-exempt nonprofit organizations are exempt from do-not-call lists. The rules also require that telemarketers may call consumers only after 8 a.m. and before 9 p.m., local time. Certain states have enacted similar laws limiting access to telephone subscribers who object to receiving solicitations. Although compliance with these laws may limit the potential use of the Company's products in some respects, the Company's systems can be programmed to operate automatically in full compliance with these laws through the use of appropriate calling lists and calling campaign time parameters. There can be no assurance, however, that future legislation further restricting telephone solicitation practices, if enacted, would not adversely affect the Company.

Employees

    As of April 30, 1997, the Company had 186 full-time employees, of which 165 were based in the United States and 21 were based internationally. None of the employees of the Company is covered by a collective bargaining agreement. The Company does not have long-term employment agreements with any of its employees. The Company considers its relations with its employees to be good.

    The Company believes its future success will depend in large part on the Company's ability to recruit and retain qualified employees, especially experienced software engineering and sales personnel. The competition for such personnel is intense. There can be no assurance that the Company will be successful in retaining or recruiting key personnel.

ITEM 2. PROPERTIES

    The Company's principal administrative, sales, marketing, support, and research and development facility is located in 41,940 square feet of modern office space in Fairfax, Virginia. This facility is leased to the Company through 2004. In addition, the Company has entered into a lease for an additional 9,033 square feet of office space located in a building in Fairfax, Virginia near its existing offices. The Company also leases 2,463 square feet in Irvine, California and 6,600 square feet in Aldermaston, U.K. Management believes its current facilities are adequate to meet its needs through the next twelve months and that, if required, suitable additional or alternative space will be available to accommodate expansion of the Company's operations on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

    One of the Company's former VARs has filed a claim for arbitration (non-binding) against the Company asserting, among other things, that the Company misrepresented the functionality of its products and wrongfully terminated the VAR's reseller agreement, and claiming not less than $1.0 million in damages. The Company defended this action in arbitration proceedings that ended in April 1997. Upon conclusion, the arbitration panel awarded $267,000 in net damages to the plaintiff in the proceedings. The Company has challenged the findings of the arbitration panel on the grounds that the arbitrator appointed by the plaintiff was also a witness to the actions of the plaintiff and the Company which led to the action. The Company maintains that, as a result, the plaintiff-appointed arbitrator lacked objectivity and has filed a motion to have the findings vacated. The Company intends to vigorously pursue this and all other avenues available through which the findings of the arbitration panel might be vacated. Because all these avenues are in a preliminary stage, the Company cannot predict the outcome of such actions. While neither the Company nor its legal counsel can offer any assurances that the findings of the arbitration panel might be overturned, management currently believes that the resolution of this matter will not have a material adverse impact on its financial position and therefore has not recorded a loss accrual. However, if the motion to overturn the decision is denied, the outcome could materially affect consolidated results of operations in a given year or quarter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders in the quarter ended April 30, 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is traded on the Nasdaq National Market under the symbol "VERS." Following the Company's initial public offering on December 13, 1996, Nasdaq reported the following high and low sales prices in each quarter:

                                                                                High     Low
                                                                                ----     ---
    Quarter ended January 31, 1997 (subsequent to December 13, 1996)......    $18.25    $13.13
    Quarter ended April 30, 1997..........................................     13.63      8.00

    As of July 14, 1997, the Company had approximately 30 holders of record of its Common Stock. The Company has never declared or paid cash dividends on its Common Stock. The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends on its capital stock in the foreseeable future. In addition, the Company's loan agreement with its commercial bank prohibits the payment of cash dividends.

ITEM 6. SELECTED FINANCIAL DATA

                                                                 Year Ended April 30,
                                                  --------------------------------------------------
                                                   1993       1994       1995       1996       1997
                                                  ------     ------     ------     ------     ------
                                                        (In thousands, except per share data)
         Consolidated Statement of Operations
         Data:
         Revenue:
           License revenue.....................    $5,510    $5,393    $  8,045   $ 10,345   $ 18,590
           Service and maintenance revenue.....     2,411     2,987       3,440      6,190      8,762
                                                   ------    ------    --------   --------   --------
               Total revenue...................     7,921     8,380      11,485     16,535     27,352
                                                   ------    ------    --------   --------   --------
         Cost of revenue:
           License revenue.....................     1,890     1,924       1,493        573        889
           Service and maintenance revenue.....     1,745     2,056       2,385      4,267      5,544
                                                   ------    ------    --------   --------   --------
               Total cost of revenue...........     3,635     3,980       3,878      4,840      6,433
                                                   ------    ------    --------   --------   --------
         Gross margin..........................     4,286     4,400       7,607     11,695     20,919
                                                   ------    ------    --------   --------   --------
         Operating expenses:
           Selling, general and administrative.     4,048     3,717       4,550      7,770     15,252
           Research and development............       183       389         711      2,074      2,860
           Depreciation and amortization.......       438       133         365        161        301
           Write-off of capitalized software...        --        --          --        829         --
                                                   ------    ------    --------   --------   --------
               Total operating expenses........     4,669     4,239       5,626     10,834     18,413
                                                   ------    ------    --------   --------   --------
         Income (loss) from operations.........      (383)      161       1,981        861      2,506
         Interest income (expense), net........        (7)      (20)         (9)         3        404
                                                   ------    ------    --------   --------   --------
         Income (loss) before provision
         (benefit) for income taxes............      (390)      141       1,972        864      2,910
         Provision (benefit) for income taxes..       (18)       31         715        207        965
                                                   ------    ------    --------   --------   --------
         Net income (loss).....................    $ (372)   $  110    $  1,257   $    657   $  1,945
                                                   ======    ======    ========   ========   ========

         Net income per share (1)..............                                   $   0.12   $   0.30
                                                                                  ========   ========
         Average common and common equivalent
         shares outstanding (1)................                                      5,603      6,457
                                                                                  ========   ========



                                                                       April 30,
                                                 --------------------------------------------------
                                                   1993     1994       1995       1996       1997
                                                 -------- --------   --------   --------   --------
         Consolidated Balance Sheet Data:
         Cash and cash equivalents.............   $  108   $  192     $ 1,414    $ 2,280    $18,826
         Working capital (deficiency)..........     (318)    (573)        446      5,028     34,525
         Total assets..........................    2,832    2,060       4,288      9,631     46,833
         Long-term debt, less current portion..      101      114          51         70        287
         Redeemable convertible preferred stock       --       --          --      3,561         --
         Stockholders' equity (deficit)........      (35)      75       1,331      1,834     37,968

----------
(1) Calculated on the basis described in Note 1 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

    Versatility is a leading provider of client/server customer interaction software that enables businesses to automate their telemarketing and teleselling capabilities. Founded in 1981 as an information management consulting firm, Versatility introduced its first commercial product in 1985, a telemarketing application product based on the Digital Equipment Corporation ("DEC") VAX/VMS System. The Company operated as a DEC value-added reseller, supplying turnkey call center solutions to large and mid-sized companies in a variety of industries, until the end of fiscal 1994. In November 1993, the Company began developing applications based on the client/server architecture which culminated with the release of the Versatility Series in May 1995. In fiscal 1996, substantially all of the Company's revenue was derived from sales or services related to the Versatility Series. In August 1996, the Company released Versatility CallCenter, a CD-ROM-based call center software application that supports call centers of 50 agents or less.

    The Company's revenue is derived principally from two sources: (i) product license fees for the use of the Company's software products and (ii) service fees for implementation, maintenance, consulting and training related to the Company's software products. Historically, the Company's service and maintenance revenue has increased with license revenue. However, to the extent the Company is successful in implementing its strategy of distributing a greater proportion of its products through third party systems integrators and VARs, who will perform such services, the Company expects that, in future periods, service and maintenance revenue will decrease as a percentage of total revenue. While hardware sales relating to implementation of the Company's VAX/VMS application represented 12.1% of the Company's revenue in fiscal 1995, the Company has not had significant levels of hardware revenue since the introduction of its client/server products beginning in fiscal 1996. Revenue from hardware sales has been included in license revenue for such years.

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

    For the fiscal year ended April 30, 1997, the Company's eight largest customers accounted for 59.3% of the Company's total revenue, of which one customer, BT, accounted for 23.6%. Although the particular customers may change from period to period, the Company expects that large sales to a limited number of customers will continue to account for a significant percentage of its total revenue in any particular period. Given the customer concentration and the duration of the sales and implementation cycle, the loss of a major customer or any reduction or delay in sales to or implementation by these or other customers could have a material adverse effect on the Company's operating results in any particular period.

    Revenue from customers outside the United States accounted for 16.3%, 40.8% and 41.2% of the Company's total revenue for fiscal 1995, 1996 and 1997, respectively. While the Company's expenses incurred in foreign countries are typically denominated in the local currencies, revenue generated by the Company's international sales typically is paid in U.S. dollars or British pounds. Although exposure to currency fluctuations to date has been insignificant, there can be no assurance that fluctuations in currency exchange rates in the future will not have a material adverse impact on the Company's international operations. The Company currently does not engage in hedging activities.

    During the course of the development of the client/server software applications, the Company capitalized costs associated with the Versatility Series in compliance with Statement of Financial Accounting Standards No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS 86"). The amount of software capitalized totaled $995,000 and, beginning in November 1994, was amortized over three years on a straight-line basis. In connection with two major implementations of the Versatility Series product in July 1995, the Company decided to add features and functions which were substantially different than those included in the software as originally capitalized. Management determined that these features and functions substantially altered the content of the product, effectively eliminating any remaining useful life of the capitalized asset. Accordingly, the Company wrote off the remaining asset of $829,000 in the first quarter of fiscal 1996. The Company anticipates that for the foreseeable future, no software development costs will meet the requirements for capitalization under SFAS 86.

Results of Operations

    The following table sets forth certain financial data for the periods indicated as a percentage of total revenue:

                                                                Percentage of Total Revenue
                                                                ---------------------------
                                                                    Year Ended April 30,
                                                              --------------------------------
                                                                 1995       1996       1997
                                                              ---------- ---------- ----------
                Revenue:
                     License revenue.........................      70.0%      62.6%      68.0%
                     Service and maintenance revenue.........      30.0       37.4       32.0
                                                               --------   --------   --------
                          Total revenue......................     100.0      100.0      100.0
                                                               --------   --------   --------
                Cost of revenue:
                     License revenue.........................      13.0        3.5        3.2
                     Service and maintenance revenue.........      20.8       25.8       20.3
                                                               --------   --------   --------
                          Total cost of revenue..............      33.8       29.3       23.5
                                                               --------   --------   --------
                Gross margin.................................      66.2       70.7       76.5
                                                               --------   --------   --------
                Operating expenses:
                     Selling, general and administrative.....      39.6       47.0       55.8
                     Research and development................       6.2       12.5       10.5
                     Depreciation and amortization...........       3.2        1.0        1.1
                     Write-off of capitalized software.......        --        5.0         --
                                                               --------   --------   --------
                          Total operating expenses...........      49.0       65.5       67.4
                                                               --------   --------   --------
                Income from operations.......................      17.2        5.2        9.1
                Interest income (expense), net...............      (0.1)      (0.0)       1.5
                                                               --------   --------   --------
                Income before provision for income taxes.....      17.1        5.2       10.6
                Provision for income taxes...................       6.2        1.2        3.5
                                                               --------   --------   --------
                Net income...................................      10.9%       4.0%       7.1%
                                                               ========   ========   ========

    The following table sets forth, for each component of revenue, the cost of such revenue expressed as a percentage of such revenue for the periods indicated:

                                                                    Year Ended April 30,
                                                              -------------------------------
                                                                 1995       1996       1997
                                                              ---------- ---------- ---------
                Cost of license revenue.....................      18.6%       5.5%       4.8%
                Cost of service and maintenance revenue.....      69.3%      68.9%      63.3%

Fiscal 1997 Compared to Fiscal 1996

    Revenue. Total revenue increased 65.4% from $16.5 million in fiscal 1996 to $27.4 million in fiscal 1997. Revenue from license fees increased 79.7% from $10.3 million in fiscal 1996, or 62.6% of total revenue, to $18.6 million in fiscal 1997, or 68.0% of total revenue. Service and maintenance revenue increased 41.6% from $6.2 million in fiscal 1996, or 37.4% of total revenue, to $8.8 million in fiscal 1997, or 32.0% of total revenue. The increase in total revenue was significantly influenced by the roll-out of the Versatility Series at BT, which contributed $4.4 million in license revenue and $2.1 million in service and maintenance revenue. The composition of revenue was also influenced by the development of Versatility's indirect channels. For fiscal 1997, the domestic and international indirect sales groups together generated $7.7 million or 28.3% of total revenue.

    Cost of Revenue. Total cost of revenue increased from $4.8 million in fiscal 1996, or 29.3% of total revenue to $6.4 million in fiscal 1997, or 23.5% of total revenue. Cost of license revenue increase from $573,000 in fiscal 1996, or 5.5% of license revenue, to $889,000 in fiscal 1997, or 4.8% of license revenue. The increase was primarily the result of higher licenses volume partially offset by a decrease resulting from the Company's shift away from providing lower margin third-party hardware and software products. The cost of service and maintenance revenue increased from $4.3 million in fiscal 1996, or 68.9% of service and maintenance revenue, to $5.5 million in fiscal 1997, or 63.3% of service and maintenance revenue. The increase represents the addition of consulting and other staff to support additional revenue as well as the costs relating to the installation of the Company's products at BT and Avantel.

    Selling, General and Administrative. The Company's selling, general and administrative expenses increased from $7.8 million in fiscal 1996, or 47.0% of total revenue, to $15.3 million in fiscal 1997, or 55.8% of total revenue. The increase was attributable to additions to the Company's headcount, primarily sales and marketing staff. During fiscal 1997, the number of the Company's employees grew from 135 to 186. Of the increase, 28 new hires joined the sales and marketing departments, with the remainder accepting management or administrative positions.

    Research and Development. Research and development expenses increased from $2.1 million in fiscal 1996, or 12.5% of total revenue, to $2.9 million in fiscal 1997, or 10.5% of total revenue. The number of staff devoted to research and development increased over 34.6%. This increase in research and development expenditures resulted from the addition of software developers needed to support the Company's new product development, as well as costs relating to enhancements to the Versatility Series and Versatility CallCenter products.

    Depreciation and Amortization and Write-off of Capitalized Software. Depreciation and amortization expenses increased from $161,000 in fiscal 1996 to $301,000 in fiscal 1997. While the Company entered into operating leasing arrangements for capital equipment acquired both in fiscal 1996 and 1997, the volume of assets purchased that were either retained or financed through capital leases, led to the increase in depreciation expense. Additionally, in fiscal 1996, the Company wrote off all remaining capitalized software totaling $829,000. No amounts were written off in fiscal 1997 and the Company anticipates that, for the foreseeable future, no software development costs will meet the requirements for capitalization.

    Interest Income (Expense), Net. Interest income (expense), net was $3,000 in fiscal 1996 and $404,000 in fiscal 1997. The difference resulted from higher available cash balances in fiscal 1997, primarily due to the cash raised in the Company's Initial Public Offering.

    Provision for Income Taxes. The Company's provision for income taxes was $207,000 in fiscal 1996 compared to $964,000 in fiscal 1997. The effective rate in fiscal 1996 was 24.0% versus an effective rate of 33.1%. The Company incurred a lower effective rate in fiscal 1996 due to tax benefits derived from sales made through the Company's Foreign Sales Corporation and due to a previously unrecognized tax benefit derived from the write-off in a previous period of an investment in a discontinued subsidiary.

    Net Income. Net income increased from $657,000 for fiscal 1996 to $1.9 million for fiscal 1997. If the Company had not been required to capitalize software development costs and no amortization or write-off had been recorded, net income for fiscal 1996 would have been $1.3 million.

Fiscal 1996 Compared to Fiscal 1995

    Revenue. Total revenue increased 44.0% from $11.5 million in fiscal 1995 to $16.5 million in fiscal 1996. Revenue from license fees increased 28.6% from $8.0 million in fiscal 1995, or 70.0% of total revenue, to $10.3 million in fiscal 1996, or 62.6% of total revenue. Service and maintenance revenue increased 79.9% from $3.4 million in fiscal 1995, or 30.0% of total revenue, to $6.2 million in fiscal 1996, or 37.4% of total revenue. The increase in total revenue was significantly influenced by the roll-out of the Versatility Series at BT, which contributed $3.0 million in license revenue and $1.2 million in service and maintenance revenue. Revenue from hardware sales decreased from $1.4 million in fiscal 1995 to $139,000 in fiscal 1996, as the Company completed its transition to licensing products based on a client/server architecture. Hardware revenue in fiscal 1995 was derived primarily from sales of DEC VAX/VMS hardware, while such revenue for fiscal 1996 consisted of incidental sales of hardware related to the Versatility Series product. The Company does not expect significant hardware sales to occur in the future.

    Cost of Revenue. Total cost of revenue increased from $3.9 million in fiscal 1995, or 33.8% of total revenue, to $4.8 million in fiscal 1996, or 29.3% of total revenue. Cost of license revenue decreased from $1.5 million in fiscal 1995, or 18.6% of license revenue, to $573,000 in fiscal 1996, or 5.5% of license revenue. This decrease resulted from the Company's shift away from providing complete hardware and software configurations for its customers using DEC hardware and software. The cost of service and maintenance revenue increased from $2.4 million in fiscal 1995, or 69.3% of service and maintenance revenue, to $4.3 million in fiscal 1996, or 68.9% of service and maintenance revenue. The increase represents the addition of consulting and other staff to support additional revenue as well as the costs relating to the installation of the Company's products at BT.

    Selling, General and Administrative. The Company's selling, general and administrative expenses increased from $4.6 million in fiscal 1995, or 39.6% of total revenue, to $7.8 million in fiscal 1996, or 47.0% of total revenue. The increase was primarily attributable to additions to the Company's sales and marketing staff. During fiscal 1996, the number of the Company's employees grew from 67 to 135. Of the increase, 45 new hires joined the sales and marketing departments, with the remainder accepting management or administrative positions.

    Research and Development. Research and development expenses increased from $711,000 in fiscal 1995, or 6.2% of total revenue, to $2.1 million in fiscal 1996, or 12.5% of total revenue. In addition, $743,000 of research and development expenditures were capitalized in fiscal 1995, while no such costs were capitalized in fiscal 1996. If these capitalized software development expenditures were added, research and development expenses for fiscal 1995, would have been $1.5 million. This increase in research and development expenditures resulted from the addition of software developers needed to support the Company's new product development, as well as costs relating to enhancements to the Versatility Series and Versatility CallCenter products.

    Depreciation and Amortization and Write-off of Capitalized Software. Depreciation and amortization expenses decreased from $365,000 in fiscal 1995 to $161,000 in fiscal 1996. Certain assets had been fully amortized in fiscal 1995 and the Company entered into leasing arrangements for capital equipment acquired in fiscal 1996. Depreciation and amortization expenses in fiscal 1995 included $166,000 of amortization of capitalized software. The unamortized portion of this asset, amounting to $829,000, was written off in fiscal 1996 as management determined that no net realizable value in the asset remained. No such write-off was recorded in fiscal 1995.

    Interest Income (Expense), Net. Interest income (expense), net was ($9,000) in fiscal 1995 and $3,000 in fiscal 1996. The difference resulted from higher available cash balances in fiscal 1996, primarily due to the cash raised in a private placement in January 1996, which was partially offset by increased interest expense due to borrowings under the Company's line of credit.

    Provision for Income Taxes. The Company's provision for income taxes was $715,000 in fiscal 1995 compared to $207,000 in fiscal 1996. The effective rate in fiscal 1995 was 36.3%, while the effective rate in fiscal 1996 was 24.0%. The Company incurred a lower effective rate in fiscal 1996 due to tax benefits derived from sales made through the Company's Foreign Sales Corporation and due to a previously unrecognized tax benefit derived from the write-off in a previous period of an investment in a discontinued subsidiary.

    Net Income. Net income decreased from $1.3 million for fiscal 1995 to $657,000 for fiscal 1996. If the Company had not been required to capitalize software development costs and no amortization or write-off had been recorded, net income for fiscal 1995 and fiscal 1996 would have been $889,000 and $1.3 million, respectively.

Liquidity and Capital Resources

    The Company has funded its operations to date primarily through cash generated from operations, through the private sale of preferred stock in January 1996 totaling $3.5 million, from funds obtained from revolving credit facilities with commercial banks and the Company's initial public offering in December 1996 that raised $30.6 million in net proceeds. The Company's existing $2.5 million line of credit had an outstanding balance of $2.3 million at April 30, 1997, and $437,000 was outstanding under its $1.0 million equipment line of credit. Advances under the working capital line bear interest at a variable annual rate equal to the prime rate of the bank plus 0.5%, and advances under the equipment line bear interest at a variable annual rate equal to the prime rate of the bank plus 1.0%. Both lines expire on August 5, 1997.

    At April 30, 1997, the Company had $18.8 million in cash and cash equivalents and $16.0 million in accounts receivable. For the year ended April 30, 1997, net cash used by operations totaled $6.3 million. In addition, the Company used $9.2 million for investing activities, which included $952,000 for the capital expenditures, $516,000 loaned to Serenity Real Properties Limited Partnership and $7.5 million to purchase investments in corporate and municipal bonds. These uses of cash were offset by the net proceeds of $30.6 million from the Company's initial public offering and net borrowings of $1.5 million under the Company's working capital line of credit, resulting in a net cash increase of $16.5 million.

    The $5.7 million in accounts receivable at April 30, 1996 compares to $16.0 million at April 30, 1997. While some of this increase resulted in the ordinary course from growth in the Company's revenue year to year, approximately $3 million of the accounts receivable at April 30, 1997 represented balances over 90 days past due from customers with negotiated extended payment terms (originally not to exceed 90 days from invoice date) as a condition to their purchase or during the course of the implementation process. The Company does not anticipate a further extension of payment terms. To the extent that significant customers of the Company continue to have the negotiating leverage to obtain extended payment terms, the Company's working capital requirements will be increased.

    The Company invested $156,000, $235,000 and $952,000 in capital expenditures in fiscal 1995, 1996 and 1997, respectively. Capital expenditures include purchases of computer hardware used primarily in product development, product demonstrations, training and support. Over the course of fiscal 1996, the Company had financed a portion of its capital equipment needs through operating leases. During fiscal 1997, the Company financed $437,000 of the capital assets acquired through a capital lease under its $1.0 million equipment line of credit with the remainder through operating leases.

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

Factors Which May Effect Future Operating Results

    The Company does not provide forecasts of future, financial performance. While the Company's management is optimistic about its long-term prospects, the following issues and uncertainties, among others, should be considered in evaluating its growth outlook.

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

    Dependence on Large License Fees and Customer Concentration. A relatively small number of customers have accounted for a significant percentage of the Company's revenue in any given period. In fiscal 1997, the Company's eight largest customers accounted for 59.3% of the Company's total revenue, of which, BT accounted for 23.6%. Although the particular customers may change from period to period, the Company expects that large sales to a limited number of customers will continue to account for a significant percentage of its revenue in any particular period for the foreseeable future. Therefore, the loss, deferral or cancellation of an order could have a significant impact on the Company's operating results in a particular quarter. The Company has no long-term contracts with its customers and there can be no assurance that its current customers will place additional orders, or that the Company will obtain orders of similar magnitude from other customers. The loss of any major customer or any reduction, delay in or cancellation of orders by any such customer, or the failure of the Company to market successfully to new customers could have a materially adverse effect on the Company's business, financial condition and results of operations.

    Some of the Company's increase in accounts receivable resulted in the ordinary course from growth in the Company's revenue year to year, approximately $3 million of the accounts receivable at April 30, 1997 represented balances over 90 days past due from customers which negotiated extended payment terms as a conditions to their purchase or during the course of the implementation process. The Company does not anticipate a further extension of payment terms. To the extent that significant customers of the Company continue to have the negotiating leverage to obtain extended payment terms, the Company's working capital requirements will be increased.

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

    Dependence on Practice Partners. The Company is currently enlisting the support of a specific group of professional services organizations which will engage in the practice of implementing and customizing the Company's software products. Referred to as "Practice Partners," these organizations do not resell or otherwise market the Company's products. Instead, the Company intends to support the Practice Partners' efforts to learn to install, customize and support the Company's products. The Company's future revenues may depend on the ability of the Practice Partners to achieve this goal. Further, the costs required to enlist, train and assist the Practice Partners could have a materially adverse affect on the Company's business, financial condition and results of operations.

    International Operations. Revenue from sales outside the United States in fiscal 1995, 1996 and 1997 accounted for approximately 16.3%, 40.8% and 41.2%, respectively, of the Company's total revenue. International operations are subject to inherent risks, including the impact of possible recessionary environments in economies outside the United States, changes in demand for the Company's products resulting from fluctuations in exchange rates, unexpected changes in legal and regulatory requirements including those relating to telemarketing activities, changes in tariffs, seasonality of sales, costs of localizing products for foreign markets, longer accounts receivable collection periods and greater difficulty in accounts receivable collection, difficulties and costs of staffing and managing foreign operations, reduced protection for intellectual property rights in some countries, potentially adverse tax consequences and political and economic instability. There can be no assurance that the Company will be able to sustain or increase international revenue, or that the factors listed above will not have a material adverse impact on the Company's international operations. While the Company's expenses incurred in foreign countries are typically denominated in the local currencies, revenue generated by the Company's international sales typically is paid in U.S. dollars or British pounds. Although exposure to currency fluctuations to date has been insignificant, there can be no assurance that fluctuations in currency exchange rates in the future will not have a material adverse impact on the Company's international operations. The Company currently does not engage in hedging activities.

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

    Regulatory Environment. Federal, state and foreign law regulate certain uses of outbound call processing systems. Although the compliance with these laws may limit the potential use of the Company's products in some respects, the Company's systems can be programmed to operate automatically in full compliance with these laws through the use of appropriate calling lists and calling campaign time parameters. There can be no assurance, however, that future legislation further restricting telephone solicitation practices, if enacted, would not adversely affect the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Company's consolidated financial statements, together with related notes and the report of Deloitte & Touche LLP, the Company's independent accountants, are set forth on the pages indicated in Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

    Certain information required by Part III is omitted from this Annual Report on Form 10-K since the Company will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on August 26, 1997, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Proxy Statement"), not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    (a)  Executive Officers

        The information required by this Item is incorporated by reference to the information set forth under the caption "Occupation of Directors and Executive Officers" on pages 3 and 4 of the Proxy Statement.

    (b)  Directors

        The information required by this Item is incorporated by reference to the information set forth under the caption "Occupation of Directors and Executive Officers" on pages 3 and 4 of the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this Item is incorporated by reference to the information set forth under the caption "Compensation and Other Information Concerning Directors and Officers" on pages 5 and 6 of the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item is incorporated by reference to the information set forth under the caption "Management and Principal Holders of Voting Securities" on pages 1 and 2 of the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item is incorporated by reference to the information set forth under the caption "Certain Relationships and Related Transactions" on page 10 of the Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

    (a)  The following documents are filed as part of this Report:

        1.    Financial Statements

                                                                            Page
        Independent Auditors' Report.........................................F-2
        Consolidated Balance Sheets..........................................F-3
        Consolidated Statements of Operations................................F-5
        Consolidated Statements of Cash Flows................................F-6
        Consolidated Statements of Changes in Stockholders' Equity...........F-7
        Notes to Consolidated Financial Statements...........................F-8

        2.    Financial Statement Schedule

             Schedule II - Valuation and Qualifying Accounts.................S-1

        3.    Exhibits

             See Index to Exhibits. The Exhibits listed in the accompanying Index to Exhibits are filed herewith or incorporated by reference as part of this report.

    (b)  Reports on Form 8-K:

         None

    (c)  Exhibits

         See (a) above

    (d)  Financial Statement Schedules

         See (a) above

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       VERSATILITY INC.



Dated:   July 23, 1997                 By:  /s/ Ronald R. Charnock
                                           -----------------------
                                                Ronald R. Charnock
                                                Chairman, President and
                                                Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

            SIGNATURE                           TITLE

 /s/ Ronald R. Charnock          Chairman, President and Chief Executive Officer
------------------------------
         Ronald R. Charnock

 /s/ Donald C. Yount             Chief Financial Officer (Principal Financial
------------------------------   and Accounting Officer)
         Donald C. Yount

 /s/ Marcus W. Heth              Director
------------------------------
         Marcus W. Heth

 /s/ Thomas A. Smith             Director
------------------------------
         Thomas A. Smith

 /s/ Charles A. Johnson          Director
------------------------------
         Charles A. Johnson

 /s/ Paul J. Palmer              Director
------------------------------
         Paul J. Palmer

 /s/ James R. Walker             Director
------------------------------
         James R. Walker

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                VERSATILITY INC.


                                                                                                                          Page
                                                                                                                          ----
Independent Auditors' Report.........................................................................................     F-2
Consolidated Balance Sheets at April 30, 1996 and 1997...............................................................     F-3
Consolidated Statements of Operations for the years ended April 30, 1995, 1996 and 1997..............................     F-5
Consolidated Statements of Cash Flows for the years ended April 30, 1995, 1996 and 1997..............................     F-6
Consolidated Statements of Changes in Stockholders' Equity for the years ended April 30, 1995, 1996 and 1997.........     F-7
Notes to Consolidated Financial Statements...........................................................................     F-8

                          INDEPENDENT AUDITORS' REPORT

Board of Directors of Versatility Inc.:

    We have audited the accompanying consolidated balance sheets of Versatility Inc. and its subsidiaries (the "Company") as of April 30, 1996 and 1997, and the related consolidated statements of operations, of changes in stockholders' equity, and of cash flows for each of the three years in the period ended April 30, 1997. We have also audited the financial statement schedule listed in Item 14(a)2 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Versatility Inc. and its subsidiaries at April 30, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP


Washington, DC
May 30, 1997

                        VERSATILITY INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                              April 30,    April 30,
                                                 1996         1997
                                                 ----         ----

                                                ASSETS

    Current assets:
         Cash and cash equivalents.......    $ 2,280,273   $18,825,764
         Short-term investments..........             --     6,039,255
         Accounts receivable, net of
           Allowance for doubtful accounts
           of $157,874 and $356,195......      5,670,503    15,971,315
         Prepaid expenses................        642,045     1,181,865
         Inventory.......................             --        18,880
         Note receivable-related party...             --       519,305
         Deferred income taxes...........        130,238       230,729
                                             -----------   -----------
              Total current assets.......      8,723,059    42,787,113
                                             -----------   -----------
    Other assets:
         Related party receivables.......        117,221       153,381
         Deposits........................        157,835       187,650
         Related party investment........          3,137            --
         Investments.....................             --     1,433,464
         Deferred income taxes...........             --       248,932
         Assets held for sale............         76,004       648,314
         Purchased software, net of
           Accumulated amortization of
           $11,500 and $62,098...........        103,500       357,136
                                             -----------   -----------
              Total other assets.........        457,697     3,028,877
                                             -----------   -----------
    Property and equipment
         Computers.......................        893,674     1,168,246
         Office furniture and equipment..        637,559       665,597
         Leasehold improvements..........        181,485       206,402
         Capital leases..................        160,822       652,533
                                             -----------   -----------
                                               1,873,540     2,692,778
         Less: Accumulated depreciation
            and amortization.............     (1,423,234)   (1,675,749)
                                             -----------   -----------
              Net property and equipment.        450,306     1,017,029
                                             -----------   -----------
    Total................................    $ 9,631,062   $46,833,019
                                             ===========   ===========

               See notes to the consolidated financial statements

                        VERSATILITY INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                     April 30,      April 30,
                                                       1996           1997
                                                    ----------     -----------

              LIABILITIES AND STOCKHOLDERS' EQUITY

    Current liabilities:
         Accounts payable.......................    $  824,745     $ 2,107,630
         Accrued liabilities....................     1,393,653       2,016,656
         Related party payables.................         3,443          28,030
         Income taxes payable...................       356,503         662,042
         Capital lease payable..................        30,848         181,069
         Line of credit.........................       800,772       2,288,319
         Deferred revenue.......................       284,700         978,008
                                                    ----------    ------------
              Total current liabilities.........     3,694,664       8,261,754
                                                    ----------    ------------
    Long-term liabilities:
         Capital lease payable, less current
           Maturities...........................        69,983        287,120
         Deferred rent..........................       221,899        316,360
         Deferred income taxes..................       249,401             --
                                                    ----------    -----------
              Total other liabilities...........       541,283        603,480
                                                    ----------    -----------

    Commitments and Contingencies (Note 6)

    Redeemable preferred stock
    Series A redeemable convertible preferred
      stock, par value $.01 -- 992,061 shares
      authorized, issued and outstanding,
      liquidation preference -- $3.52784 per
      share at April 30, 1996; no shares
      authorized, issued or outstanding at
      April 30, 1997............................     3,561,293             --

    Stockholders' equity
         Preferred stock, $.01 par value, no
          shares authorized, issued or
    outstanding
          at April 30, 1996; 2,000,000 shares
          authorized, no shares issued or                   --             --
          outstanding at April 30, 1996.........
         Common stock, par value $.01 -- 20,000,000
           shares authorized, 4,000,000 shares
           issued and outstanding at April 30, 1997;
           7,297,365 shares issued and
           outstanding at April 30, 1997........        40,000         72,974
         Additional paid-in capital.............            --     34,349,298
         Foreign currency translation
    adjustments.................................       (66,311)       (83,880)
                                                    ----------    -----------
         Retained earnings......................     1,860,133      3,629,393
                                                    ----------    -----------
              Stockholders' equity..............     1,833,822     37,967,785
                                                    ----------    -----------
    Total.......................................    $9,631,062    $46,833,019
                                                    ==========    ===========


               See notes to the consolidated financial statements

                        VERSATILITY INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           Year Ended April 30,
                                                    1995           1996            1997
                                                ------------   ------------    -----------
  Revenue:
      License revenue.........................   $8,045,345    $10,345,323     $18,589,540
      Service and maintenance revenue.........    3,439,806      6,189,949       8,762,355
                                                 ----------    -----------     -----------
           Total revenue......................   11,485,151     16,535,272      27,351,895
                                                 ----------     ----------     -----------
  Cost of revenue:
      License revenue.........................    1,493,194        573,329         889,163
      Service and maintenance revenue.........    2,384,946      4,266,984       5,544,331
                                                 ----------    -----------     -----------
           Total cost of revenue..............    3,878,140      4,840,313       6,433,494
                                                 ----------    -----------     -----------
  Gross margin................................    7,607,011     11,694,959      20,918,401
                                                  ---------    -----------     -----------
  Operating expenses:
      Selling, general and administrative.....    4,550,182      7,769,751      15,252,104
      Research and development................      710,828      2,073,797       2,859,639
      Depreciation and amortization...........      365,490        161,346         300,985
      Write off of capitalized software.......           --        829,026              --
                                                 ----------    -----------     -----------
           Total operating expenses...........    5,626,500     10,833,920      18,412,728
                                                 ----------    -----------     -----------
  Income from operations......................    1,980,511        861,039       2,505,673
  Interest income (expense), net..............       (8,977)         3,140         403,989
                                                 ----------    -----------     -----------
  Income before provision for  income taxes...    1,971,534        864,179       2,909,662
  Provision for income taxes..................      714,947        207,309         964,402
                                                 ----------    -----------     -----------
  Net income..................................   $1,256,587    $   656,870     $ 1,945,260
                                                 ==========    ===========     ===========
  Net income per share........................                 $      0.12     $      0.30
                                                               ===========     ===========
  Weighted average common and common
    equivalent shares outstanding.............                   5,603,205       6,456,851
                                                               ===========     ===========

               See notes to the consolidated financial statements

                        VERSATILITY INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           Year Ended April 30,
                                                                     1995          1996           1997
                                                                 ------------  ------------   -------------
         Cash flows from operating activities:
             Net income.........................................  $1,256,587   $   656,870    $  1,945,260
             Adjustments to reconcile net income (loss) to net
               cash provided by operating activities:
                 Depreciation...................................     199,685       149,846         250,387
                 Amortization...................................     165,805        11,500          50,598
                 Loss (gain) on equity investment...............        (122)          989               6
                 Deferred income taxes..........................     288,719      (208,291)       (598,824)
                 Write-off of capitalized software..............          --       829,026              --
                 Changes in assets and liabilities:
                     Accounts receivable........................    (414,912)   (4,284,630)    (10,263,591)
                     Prepaid expenses...........................      (8,156)     (617,089)       (539,820)
                     Inventory..................................          --         7,356         (18,880)
                     Related party receivables..................       3,143        34,016         (73,381)
                     Deposits...................................     (52,184)      (80,304)        (29,815)
                     Accounts payable...........................     170,482       (65,710)      1,282,885
                     Accrued liabilities........................     319,481       641,578         623,003
                     Related party payables.....................       4,460       (82,775)         24,587
                     Income taxes payable.......................     308,580       (92,264)        305,539
                     Deferred rent..............................      20,938        67,893          94,461
                     Deferred revenue...........................     (53,740)       96,594         693,308
                                                                  ----------   -----------    ------------
                         Net cash (used in) provided by
                           operating Activities.................   2,208,766    (2,935,395)     (6,254,277)
                                                                  ----------   -----------    ------------
         Cash flows from investing activities:
             Purchase of investments............................          --            --      (7,472,719)
             Purchase of property and equipment and assets held
               for sale.........................................    (155,734)     (235,310)       (952,036)
             Software development costs.........................    (743,396)           --              --
             Purchased software.................................          --      (115,000)       (304,234)
             Related party note receivable......................          --            --        (516,174)
                                                                  ----------   -----------    ------------
                         Net cash used in investing activities..    (899,130)     (350,310)     (9,245,163)
                                                                  ----------   -----------    ------------
         Cash flows from financing activities:
             Borrowings under line of credit....................          --       800,772       4,369,831
             Payments under line of credit......................          --            --      (2,882,284)
             Proceeds from sale of preferred stock, net.........          --     3,473,293              --
             Proceeds from sale of common stock, net............          --            --      30,644,979
             Principal payments under note payable..............     (65,453)      (35,250)             --
             Principal payments under capital leases............     (22,432)      (20,731)        (70,026)
                                                                  ----------   -----------    ------------
                         Net cash provided by (used in)
                           financing Activities.................     (87,885)    4,218,084      32,062,500
                                                                  ----------   -----------    ------------
         Effect of exchange rate changes on cash................          --       (66,311)        (17,569)
                                                                  ----------   -----------    ------------
         Net increase in cash and cash equivalents..............   1,221,751       866,068      16,545,491
         Cash and cash equivalents, beginning of period.........     192,454     1,414,205       2,280,273
                                                                  ----------   -----------    ------------
         Cash and cash equivalents, end of period...............  $1,414,205   $ 2,280,273     $18,825,764
                                                                  ==========   ===========    ============
         Supplemental disclosures of cash flow information:
             Interest paid......................................  $   18,691   $    27,732    $    160,061
                                                                  ==========   ===========    ============
             Income taxes paid..................................  $  114,309   $   506,490    $  1,262,161
                                                                  ==========   ===========    ============

               See notes to the consolidated financial statements

                        VERSATILITY INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                             Number of                                  Foreign
                                             Shares of                Additional       Currency
                                              Common       Common       Paid-in       Translation     Retained
                                               Stock        Stock       Capital       Adjustments     Earnings        Total
                                             ---------    --------   -------------    -----------   ------------  -------------
Balance, May 1, 1994........................ 4,000,000    $40,000    $          --    $        --    $    34,676  $     74,676
    Net income...............................                                                          1,256,587     1,256,587
                                             ---------    -------    -------------    -----------    -----------   -----------
Balance, April 30, 1995..................... 4,000,000     40,000               --             --      1,291,263     1,331,263
    Foreign currency translation
      adjustments ...........................                                             (66,311)                     (66,311)
    Accretion of dividends on redeemable
      preferred stock........................                                                            (88,000)      (88,000)
    Net income...............................                                                            656,870       656,870
                                             ---------    -------    -------------    -----------    -----------   -----------
Balance, April 30, 1996..................... 4,000,000     40,000               --        (66,311)     1,860,133     1,833,822
    Conversion of redeemable preferred
      stock..................................  992,061      9,921        3,727,372                                   3,737,293
    Issuance of common stock related to
      public offering....................... 2,275,364     22,754       30,598,273                                  30,621,027
    Issuance of common stock related to
      Exercise of stock options..............   29,940        299           23,653                                      23,952

    Foreign currency translation
      adjustments............................                                             (17,569)                     (17,569)
    Accretion of dividends on redeemable
      Preferred stock........................                                                           (176,000)     (176,000)
    Net income...............................                                                          1,945,260     1,945,260
                                             ---------    -------    -------------    -----------     ----------   -----------
Balance, April 30, 1997..................... 7,297,365    $72,974    $  34,349,298    $   (83,880)    $3,629,393   $37,967,785
                                             =========    =======    =============    ===========     ==========   ===========

               See notes to the consolidated financial statements

                        VERSATILITY INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    Years Ended April 30, 1995, 1996 and 1997

     Versatility Inc. (the "Company") was incorporated as National Political Resources, Inc, in the District of Columbia in 1981 and merged into NPRI, Inc., a Virginia corporation, in July 1991. In January 1996, NPRI, Inc. reincorporated in Delaware. The Company changed its name to Versatility Inc. in June 1996.

    The Company is a provider of client/server customer interaction software that enables businesses to automate and enhance their telemarketing and teleselling capabilities. The Company's products include software applications, development and customization tools and optional software services. The Company also offers fee-based professional, consulting and maintenance services.

    In December 1996, Versatility Inc. (the "Company"), completed an initial public offering of 2.2 million shares of common stock at $15.00 per share. In addition, in January 1997, the underwriters in such public offering exercised their option to purchase additional 189,000 shares of common stock at $15.00 per share. Of the additional shares purchased, the Company issued 75,364 shares and certain selling stockholders of the Company sold 113,636 shares. Simultaneous with the closing of the initial public offering, all outstanding shares of preferred stock were converted to common stock on a one-for-one basis.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Accounting Principles -- The financial statements are prepared on a basis consistent with U.S. generally accepted accounting principles.

    Principles of Consolidation -- The financial statements include the results of Versatility Inc., and its wholly owned subsidiaries, NPRI Technologies, Ltd. and Versatility (UK) Limited. All significant intercompany accounts and transactions have been eliminated in consolidation. On April 30, 1996, NPRI Technologies, Ltd. was dissolved, and its operations were merged with Versatility Inc. The Company accounted for its investment in Serenity Real Property Limited Partnership using the equity method (See Note 3).

    Cash and Cash Equivalents -- For purposes of the Statements of Cash Flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company's investments consist of money market accounts, commercial paper and corporate bonds.

    Estimates and Assumptions -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.

    Investments -- The Company accounts for investments in accordance with Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). Under SFAS 115, the investments are reported at amortized cost and are classified as held-to-maturity since the Company has the positive intent and ability to hold the securities to maturity. At April 30, 1997, the Company's investments consisted primarily of treasury notes, municipal bonds and corporate bonds. Remaining maturities at the time of purchase are generally less than one year. Fair value, which is based on quoted market prices, approximates carrying value. At April 30, 1996, the Company had no investments.

    As of April 30, 1997, the Company's investments consisted of the following:

                                                Maturity of Securities
                        Amortized    Within One    One to Five   Five to Ten
                        Cost Basis      Year          Years         Years
                        ----------   ----------    -----------   -----------

Treasury notes........  $  803,044   $  803,044    $       --      $     --
Municipal bonds.......   1,737,175      303,711     1,160,809       272,655
Corporate bonds.......   4,932,500    4,932,500            --            --
                        ----------   ----------    ----------      --------
                        $7,472,719   $6,039,255    $1,160,809      $272,655
                        ==========   ==========    ==========      ========

    Inventory -- Inventory consists of miscellaneous marketing collateral and is stated at the lower of cost or market, on a first-in, first-out basis.

    Capitalized Software -- During the course of the development of the Versatility Series software, the Company capitalized its development costs in compliance with Statement of Financial Accounting Standards No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." The amount of software capitalized totaled $995,000 and, beginning in November 1994, was amortized over three years on a straight-line basis. In connection with two major implementations of the Versatility Series product in July 1995, the Company decided to add features and functions to the product that were substantially different than those included in the software as originally capitalized. Management determined that these features and functions substantially altered the content of the product, effectively eliminating any remaining useful life of the capitalized asset. Accordingly, the Company wrote off the remaining asset of $829,000 in the first quarter of fiscal 1996.

    Purchased Software -- Purchased software is amortized on a straight-line basis over the shorter of five years or the useful life of the asset.

    Property and Equipment -- Property and equipment are stated at cost. Depreciation on property and equipment, including amortization on capital leases, is computed on a straight-line basis over the estimated useful lives of the assets, ranging from three to ten years. The leasehold improvements are depreciated over the shorter of the useful life of the assets or the term of the related lease. Repairs and maintenance are charged to operations as incurred. Major improvements and betterments are capitalized.

    Deferred Rent -- Deferred rent represents the effects of certain rent concessions that are amortized over the life of the lease on a straight-line basis.

    Recapitalization -- In conjunction with the issuance of the Series A redeemable convertible preferred stock (the "Series A Preferred Stock") (See
Note 7), the Company declared, on January 24, 1996, a 4,000 for 1 stock split on its common stock, and changed the par value from $1.00 to $.01. The shares outstanding have been restated to give effect to the stock split.

    Redeemable Preferred Stock -- The Company accreted the increase in the redemption value of its Series A Preferred Stock through a charge to retained earnings through December 13, 1996 when the Series A Preferred Stock was converted to common stock (See Note 7).

    Currency Translation -- Assets and liabilities of the Company's foreign operations are translated into U.S. dollars at the exchange rate in effect at the balance sheet date and revenues and expenses are translated at average rates in effect during the period. The unrealized currency translation adjustment is reflected as a separate component of stockholders' equity on the balance sheet.

    Revenue Recognition -- The Company's revenue is derived principally from two sources: (i) product license fees for the use of the Company's software products and (ii) service fees for implementation, maintenance, consulting and training related to the Company's software products. The Company's contracts with its customers often involve significant customization and installation obligations. In these situations, license revenue is recognized based on the percentage of completion method, which is based on achievement of certain milestones. When the Company is under no obligation to install or customize the software, license revenue is recognized upon shipment. Service revenue for implementation, consulting services and training is generally recognized as the services are performed. Revenue from maintenance services is recognized ratably over the term of the service agreement.

    Revenue from hardware sales relating to the implementation of the Company's VAX/VMS application is included in license revenue. These hardware sales were $1.4 million for the year ended April 30, 1995. Hardware sales for the years ended April 30, 1996 and 1997 were insignificant.

    Income Taxes -- The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires, among other things, using the liability method of computing deferred income taxes.

    Net Income Per Share -- Net income per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of redeemable convertible preferred stock (using the as if converted method) and stock options (using the treasury stock method). Common equivalent shares are excluded from the computation if their effect is antidilutive except that pursuant to the Securities and Exchange Commission Staff Accounting Bulletins and staff policy, such computations include all common and common equivalent shares issued within the 12 months preceding the filing date of the initial public offering as if they were outstanding for all periods presented (using the treasury stock method). Historical earnings per share prior to fiscal 1996 have not been presented since such amounts are not deemed meaningful due to the significant change in the Company's capital structure that occurred in connection with the public offering.

    In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128) was issued and will become effective during the Company's fiscal year ending April 30, 1998. The Company expects that the implementation of SFAS 128 should not have a material effect on the earnings per share calculation.

     Non-cash Transactions-- The Company acquired $47,544 and $437,384 of equipment through capital leases during fiscal 1996 and 1997, respectively.

    Concentration of Credit Risk -- Financial instruments which potentially subject the Company to a concentration of credit risk principally consist of accounts receivable. In fiscal 1996, two customers accounted for 25.7% and 22.2% of the Company's total revenue, respectively, and in fiscal 1997, one customer accounted for 23.6% of the Company's total revenue. As of April 30, 1997, 39.7% of accounts receivable was concentrated with three customers. The Company generally does not require collateral on accounts receivable as the majority of the Company's customers are large, well established companies. The Company provides reserves for credit losses and such losses have been insignificant.

    Stock Based Compensation -- The Company grants stock options for a fixed number of shares to employees with an exercise price not less than the estimated fair value of the shares as determined by the Board of Directors (prior to the initial public offering) or the market price of the stock at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees". In October 1995, Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) was issued, which is effective for fiscal years beginning after December 15, 1995. As permitted by SFAS 123, the Company accounts for stock-based compensation in accordance with APB Opinion No. 25 and, accordingly, recognizes compensation expense for stock option grants only when the exercise price is less than the fair value of the shares at the date of grant. Pro forma net income and pro forma earnings per share disclosures are provided for employee stock option grants made in fiscal 1997 as if the fair-value-based method defined in SFAS 123 had been applied (see Note 9).

    Reclassifications -- Certain amounts previously reported have been reclassified to conform with current year presentation.

    Recent Pronouncements -- In June 1997, Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" and Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" were issued, which are effective for fiscal years beginning after December 15, 1997. The Company will comply with all requirements no later than fiscal 1999.

2.  BUSINESS ACQUISITION

    Versatility (UK) Limited was acquired by the Company during December 1995. The stockholders of the Company were the same stockholders of Versatility (UK) Limited, with proportionate ownership in both companies being the same. The acquisition was completed by exchanging 2,000,000 shares of common stock of the Company for all of the outstanding capital stock of

Versatility (UK) Limited. The shares of Versatility (UK) Limited were subsequently retired. The business combination has been treated as an exchange between companies under common control, which is accounted for in a manner similar to a pooling of interests. Accordingly, the consolidated financial statements for all periods prior to the combination have been restated to reflect the combined operations. Intercompany transactions have been eliminated.

    The following is a reconciliation of revenue and earnings previously reported by the Company for the year ended April 30, 1995 with the combined amounts currently presented in the financial statements for that year:

                                             Versatility       Intercompany   Consolidated
                                Company     (UK) Limited        Royalties        Amounts
                                -------     ------------        ---------        -------
Net sales...................  $10,516,837     $1,801,964        ($833,650)     $11,485,151
Income from operations......      951,896      1,028,615               --        1,980,511

    Included in consolidated results of operations for the year ended April 30, 1996 are the following results of the previously separate companies for the period of May 1, 1995 to December 31, 1995:

                                             Versatility      Intercompany     Consolidated
                               Company      (UK) Limited        Royalties         Amounts
                               -------      ------------        ---------         -------
Net sales.................    $6,688,983      $2,530,343         ($571,361)      $8,647,965
Income from operations....       191,137         344,775                --          535,912

3.  RELATED PARTY TRANSACTIONS

    Related Party Receivables -- The Company has the following non-current receivables from related parties or affiliated entities at April 30, 1996 and 1997 as follows:

                                                 April 30,
                                          ----------------------
                                             1996         1997
                                          ---------    ---------
    Stockholder loan....................   $102,765     $117,755
    Other...............................     14,456       35,626
                                          ---------    ---------
                                           $117,221     $153,381

    The stockholder loan accrues interest at the prime rate. The loans and any interest accrued thereunder is payable on the earliest of (i) demand and (ii) November 6, 1997. Included in the stockholder loan for fiscal 1996 and 1997 is $37,221 and $4,740, respectively, of accrued interest.

    The Company leased office space from Serenity Real Properties Limited Partnership (the "Partnership"). The limited partners are stockholders in the Company and the Company was the general partner.

    Rent expense paid to the Partnership for fiscal 1995, 1996 and 1997 was $120,000, $120,000 and $50,000, respectively.

Sale of Partnership Interest and Termination of Lease

    Prior to October 31, 1996, the Company was the 1% general partner of the Partnership of which Mr. Ronald R. Charnock, the Company's President and Chief Executive Officer, Mr. Marcus W. Heth, the Company's Senior Vice President, Technologies, and Mr. Keith P. Roberts, the Company's Director of Product Development, were the limited partners holding the remaining 99% of the partnership interests (the "Limited Partners"). The Partnership is the owner of an office building in Alexandria, Virginia (the "Property"), which was the Company's headquarters until October 1994 and which was leased by the Company under a lease expiring in April 1997 and providing for monthly rental payments of $10,000. In addition, the Company had guaranteed a mortgage loan made by a commercial bank to the Partnership, which had an outstanding balance of $614,000 at September 30, 1996. This loan was also guaranteed by each of the Limited Partners and was collateralized by a mortgage on the Property.

    On October 31, 1996, the Company sold its general partnership interest in the Partnership, for consideration equal to its capital account of $3,131, to Serenity L.L.C., whose members are the Limited Partners. In connection with the sale of its general partnership interest in the Partnership, the Company made to the Partnership a loan of $519,305 evidenced by a Deed of Trust Note which bears interest at the same rate and is payable upon the earliest of (i) the sale of the Property, (ii) demand by the Company and (iii) October 31, 1997. The Deed of Trust Note is collateralized by a mortgage on the Property and is guaranteed by each of the Limited Partners. The Partnership used the proceeds of this loan to repay its loan from the bank and discharge its mortgage on the Property. In connection with these transactions, the Partnership agreed to the termination of its lease with the Company.

4.  ACCRUED LIABILITIES

    Accrued liabilities consisted of the following as of April 30, 1996 and 1997:

                                                         April 30,
                                                 ------------------------
                                                    1996          1997
                                                 ----------    ----------
Accrued commissions and salaries...............  $  335,395    $  511,676
Accrued bonuses................................     461,586       362,467
Accrued payroll taxes and withholdings.........     341,397       195,001
Accrued vacation...............................     203,219       289,034
Sales tax payable (credit).....................     (44,529)      334,410
Other..........................................      96,585       324,068
                                                 ----------    ----------
                                                 $1,393,653    $2,016,656
                                                 ==========    ==========

5.  LINE OF CREDIT

    On August 28, 1996, the Company obtained a new $2.5 million operating line of credit from a bank for financing accounts receivable and working capital and a new $1.0 million equipment line of credit from the same bank to finance acquisition of property and equipment. These lines of credit expire on August 5, 1997 and are secured by all of the Company's assets. The operating and equipment lines of credit bear interest at the prime rate plus 0.5% and 1.0%, respectively. The weighted average interest rate for fiscal 1996 and 1997 was 9.1% and 9.0%, respectively. The lines of credit are collateralized with a first priority security interest in all assets. The lines of credit have various covenants, including limitations on disposition of assets. The Company also must maintain certain financial ratios and is prohibited from paying cash dividends. The Company is in compliance with all debt covenants. The amount outstanding under the operating line plus accrued interest at April 30, 1997 was $2.3 million. The amount borrowed under the equipment line was $437,384 at April 30, 1997 and is included with the capital lease payable.

6.  COMMITMENTS AND CONTINGENCIES

    Operating Leases --The Company leases office space, equipment and automobiles under noncancelable operating leases expiring through 2004. The leases for office space have abatements that range from two to six months and scheduled annual rent escalations of approximately 3%. None of the equipment or automobile agreements contain unusual renewal or purchase options. Total rent expense for the years ended April 30, 1995, 1996 and 1997 was $514,963, $876,093 and $1.4 million, respectively.

    As of April 30, 1996, future minimum lease payments for the operating leases are as follows:

   Years Ending April 30,
   ----------------------
       1998..........................................   $ 1,373,342
       1999..........................................     1,314,992
       2000..........................................     1,210,442
       2001..........................................     1,014,924
       2002..........................................       761,819
       Thereafter....................................     2,015,145
                                                        -----------
       Total.........................................   $ 7,690,664
                                                        ===========

    Capital Leases -- The Company is obligated under capital leases for various office equipment. As of April 30, 1997, future minimum lease payments for the capital leases are as follows:

              Years Ending April 30,
              ----------------------
       1998................................................ $224,251
       1999................................................  179,916
       2000................................................  122,747
       2001................................................    7,920
                                                            --------
       Total...............................................  534,834
       Less: Imputed interest at 10%.......................  (66,645)
                                                            --------
       Present value of future minimum lease payments...... $468,189
                                                            ========

    Legal Proceedings -- One of the Company's former VARs has filed a claim for arbitration (non-binding) against the Company asserting, among other things, that the Company misrepresented the functionality of its products and wrongfully terminated the VAR's reseller agreement, and claiming not less than $1.0 million in damages. The Company defended this action in arbitration proceedings that ended in April 1997. Upon conclusion, the arbitration panel awarded $267,000 in net damages to the plaintiff in the proceedings. The Company has challenged the findings of the arbitration panel on the grounds that the arbitrator appointed by the plaintiff was also a witness to the actions of the plaintiff and the Company, which led to the action. The Company has filed a motion to have the findings vacated. The Company intends to vigorously pursue this and all other avenues available through which the findings of the arbitration panel might be vacated. Because all these avenues are in a preliminary stage, the Company cannot predict the outcome of such actions. While neither the Company nor its legal counsel can offer any assurances that the findings of the arbitration panel might be overturned, management currently believes that the resolution of this matter will not have a material adverse impact on its financial position and therefore has not recorded a loss accrual. However, if the motion to overturn the decision is denied, the outcome could materially affect consolidated results of operations in a given year or quarter.

7.  REDEEMABLE CONVERTIBLE PREFERRED STOCK

    On January 24, 1996, the Company issued 992,061 shares of the Company's Series A Preferred Stock. Shares of Series A Preferred Stock have the same voting rights as common stock. On December 13, 1996 each share of Series A Preferred Stock converted into one share of common stock as part of the public offering. Subsequent to the public offering, the Second Amended and Restated Certificate of Incorporation was filed, which deleted all references to the formerly designated Series A Preferred Stock. In addition, 2,000,000 shares of preferred stock were authorized. The Board of Directors has the authority to issue the preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof.

8.  STOCKHOLDERS' EQUITY

    As of April 30, 1995, the Company had 5,000 shares of common stock authorized, 1,000 shares issued and outstanding, and no preferred stock authorized, issued or outstanding. In January 1996, a recapitalization of the Company was effected. A new corporation was formed, whereby 4,000 shares of Versatility Inc. common stock were issued for every one share previously outstanding. The total authorized shares of common stock were increased to 20,000,000 and 992,061 shares of Series A Preferred Stock were authorized. Subsequently, the Series A Preferred Stock was canceled and 2,000,000 shares of preferred stock was authorized (see Note 7).

9.  BENEFIT PLANS

    401(k) Plan. The Company has a savings and investment plan (the "Plan") which covers employees of the Company and that qualifies under section 401(k) of the Internal Revenue Code. All full-time employees who are at least 21 years old and have completed at least six months of service are eligible to participate. Under the terms of the Plan, employees may defer a portion of their salaries as employee contributions. A discretionary corporate contribution is determined annually. The Company made a contribution of $44,191 in fiscal 1997. No contributions were made in fiscal 1995 and 1996. Employee contributions are vested immediately; however, discretionary company contributions are 100% vested upon three years of service. The Company is not obligated under any other post retirement benefit plans.

    Stock Option Plans. The 1996 Stock Option Plan (the "1996 Plan") provides for the granting of incentive and nonqualified stock options to purchase up to 750,000 shares of common stock. The option price must be equal to or greater than the fair market value at the date of grant. Options are granted for terms of up to ten years and most are exercisable in cumulative annual increments of 20% each year, with the first 20% becoming exercisable upon the date of grant. The 1996 Plan superceded the 1995 Employee Plan (the "Employee Plan") and the 1995 Incentive Plan (the "Incentive Plan") (collectively, the "1995 Plans"), and on September 30, 1996 the Board of Directors determined that no further options would be granted under the 1995 Plans.

    Information regarding the Company's stock option plans is summarized below:

                                                              1995 Plans                              1996 Plan
                                                              ----------                              ---------
                                               Employee Plan             Incentive Plan
                                               -------------             --------------
                                                           Weighted                    Weighted                  Weighted
                                                           Average                      Average                   Average
                                             Number        Exercise       Number       Exercise       Number     Exercise
                                          Outstanding        Price      Outstanding      Price     Outstanding     Price
                                          -----------        -----      -----------      -----     -----------     -----
May 1, 1995 options outstanding.......           --        $      --          --       $     --          --       $    --
  Granted.............................      228,758             0.80      62,569           0.80          --            --
  Exercised...........................           --               --          --             --          --            --
  Cancelled...........................           --               --          --             --          --            --
                                            -------        ---------    --------       --------     -------       -------
April 30, 1996 options outstanding....      228,758             0.80      62,569           0.80          --            --
  Granted.............................           --               --          --             --     139,000         10.50
  Exercised...........................      (29,194)            0.80        (746)          0.80          --            --
  Cancelled...........................           --               --          --             --          --            --
                                            -------        ----------    --------      --------     -------       -------
April 30, 1997 options outstanding....      199,564        $    0.80      61,823       $   0.80     139,000       $ 10.50
                                            =======        =========    ========       ========     =======       =======

Exercisable as of April 30, 1996......      228,758        $    0.80      12,514       $   0.80          --       $    --
                                            =======        =========    ========       ========     =======       =======
Exercisable as of April 30, 1997......      199,564        $    0.80      24,282       $   0.80      32,300       $ 10.50
                                            =======        =========    ========       ========     =======       =======

Available for future grant............           --                           --                    611,000
                                            =======                     ========                    =======

    Options to purchase 320,000 shares of Common Stock were granted to an officer on January 17, 1996. These options are not part of the above plans. These stock options vested immediately with an exercise price of $.80 per share, which was determined by the Board of Directors of the Company to be the fair market value. None of these options were exercised or cancelled.

    1996 Employee Stock Purchase Plan. On September 30, 1996, the Board of Directors adopted the 1996 Employee Stock Purchase Plan (the "1996 Purchase Plan"). The 1996 Purchase Plan took effect on May 1, 1997 and provides for the issuance of a maximum of 100,000 shares of common stock. The 1996 Purchase Plan will enable eligible employees to purchase common stock at 85% of the lower of the fair market value of the Company's common stock on the first day or the last day of each six-month purchase period. No shares have been purchased under the 1996 Purchase Plan as of April 30, 1997.

    The Company has computed the pro forma disclosures required under SFAS 123 for all stock options granted as of April 30, 1997 using the Black-Scholes option pricing model prescribed by SFAS 123. The weighted average fair value at date of grant for options granted during fiscal 1996 and 1997 was $0.45 and $5.96, respectively.

    The assumptions used and the weighted average information for the years ended April 30, 1996 and 1997 are as follows:

                                                     1996        1997
                                                     ----        ----
Risk-free interest rates........................      6.0%        6.0%
Expected dividend yield.........................      0.0%        0.0%
Expected lives..................................   3.5 years   3.5 years
Expected volatility.............................     75.0%       75.0%

    Stock options outstanding and exercisable at April 30, 1997 follows:

                    Options Outstanding              Options Exercisable
                    -------------------              -------------------
                            Weighted Average
                            ----------------
                          Remaining                               Weighted
Exercise                 Contractual                               Average
Price         Number       Life in     Exercise       Number      Exercise
Range      Outstanding      Years        Price      Exercisable     Price
-----      -----------      -----        -----      -----------     -----
$ 0.80       582,133         3.78       $ 0.80       543,846       $ 0.80
$10.50       139,000         9.58        10.50        32,300        10.50

    The effect of applying SFAS 123 would be as follows:

                                                     1996        1997
                                                     ----        ----
Pro forma net income............................   $459,933   $1,672,750
Pro forma net income per share..................   $   0.80   $     0.26

    10.  INCOME TAXES

    The provision for income taxes is computed based on pretax accounting income. Deferred income taxes include the tax effects of temporary differences between pretax accounting income and tax income. A deferred income tax liability has been recorded to reflect the temporary differences between the financial statements and the tax returns.

    The provision for income taxes at April 30, 1995, 1996 and 1997 consist of the following:

                                                     1995        1996        1997
                                                  ---------   ---------- -----------
Current provision:
     Federal....................................  $ 335,267   $ 284,641   $1,019,313
     Foreign....................................     51,518      78,520       14,971
     State......................................     39,443      51,229      230,434
                                                  ---------   ---------  -----------
          Total current provision...............    426,228     414,390    1,264,718
                                                  ---------   ---------  -----------
Deferred provision:
     Federal....................................    258,328    (175,496)    (241,705)
     Foreign....................................         --          --           --
     State......................................     30,391     (31,585)     (58,611)
                                                  ---------   ---------  -----------
          Total deferred provision (benefit)....    288,719    (207,081)    (300,316)
                                                  ---------   ---------  -----------
Total provision for income taxes................  $ 714,947   $ 207,309  $   964,402
                                                  =========   =========  ===========

    The approximate tax effects of each type of temporary difference that gave rise to the Company's deferred tax assets and liabilities are as follows:

                                                1995        1996        1997
                                                ----        ----        ----
Deferred tax assets:
     Vacation expense......................  $   19,125  $  70,309   $  84,560
     Accrued bonus expenses................      78,703         --          --
     Bad debt reserve......................      26,735     59,929     146,046
     Rent expense..........................          --     84,233     129,712
     Deferred revenue......................          --         --     204,356
     Other.................................       2,202         --         123
                                             ----------  ---------   ---------
     Total deferred tax assets.............     126,765    214,471     564,797
     Valuation allowance...................    (126,765)        --          --
                                             ----------  ---------   ---------
     Net deferred tax assets...............  $       --  $ 214,471   $ 564,797
                                             ==========  =========   =========
Deferred tax liabilities:
     Software costs........................  $  315,030  $      --   $      --
     Accelerated depreciation and other....      12,424    333,634      85,136
                                             ----------  ---------   ---------
     Total deferred tax liabilities........  $  327,454  $ 333,634   $  85,136
                                             ==========  =========   =========

The provision for income taxes differs from the amount computed by applying the statutory U.S. Federal income tax rate to income before taxes as a result of the following:

                                                           1995       1996      1997
                                                         --------   --------  --------
U.S. Federal statutory rate.............................    34.0%      34.0%     34.0%
State income taxes, net of Federal income tax benefit...     4.0        4.0       4.6
Impact of foreign earnings and taxes....................    (1.0)      (1.7)       --
General business credits................................    (3.1)        --        --
Benefit from foreign sales corporation..................     --       (13.4)     (5.0)
Other...................................................     2.4        1.0      (0.5)
                                                         -------    -------    ------
Effective tax rate......................................    36.3%      23.9%     33.1%
                                                         =======    =======    ======

11.  BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION

    Geographic Area Information -- The Company operates in one industry segment, the development and marketing of computer software programs and related services. The Company markets its products worldwide and operations can be grouped into two main geographic areas. Pertinent financial data by major geographic area is summarized below.

                                                                Eliminations
                                                                  and Other
                                     United         United        Corporate
                                     States         Kingdom       Expenses      Consolidated
                                     ------         -------       --------      ------------
Years ending April 30, 1995:
     Revenue...................   $ 10,516,837    $1,801,964     $ (833,650)     $11,485,151
     Income from operations....      2,969,058     1,028,615     (2,017,162)       1,980,511
     Identifiable assets.......      3,834,339       453,273             --        4,287,612
1996:
     Revenue...................   $ 14,241,435    $2,991,493     $ (697,656)     $16,535,272
     Income from operations....      5,250,464     1,060,603     (5,450,028)         861,039
     Identifiable assets.......      9,518,498       112,564             --        9,631,062
1997:
     Revenue...................    $23,776,666    $3,831,683     $ (256,454)     $27,351,895
     Income from operations....      8,610,693       270,548     (6,375,568)       2,505,673
     Identifiable assets.......     45,278,885     1,554,134             --       46,833,019


    The Company charges a royalty to Versatility (UK) Limited for software sales of the Company's products sold by Versatility (UK) Limited. The royalty is intended to cover primarily software development expense and marketing expense. Versatility (UK) Limited reflects the royalty as a cost of revenue. For fiscal 1995, 1996 and 1997 the royalty was $833,650, $697,656 and $256,454, respectively. These amounts were eliminated in consolidation and are not reflected in the revenue and income from operations amounts above.

    Included in United States revenue is $68,654, $3.8 million and $7.4 million of export revenue for fiscal 1995, 1996 and 1997, respectively. For fiscal 1996 and 1997, $2.1 million and $4.4 million of United States export sales were generated in the United Kingdom, with the remaining sales in both fiscal 1995, 1996 and 1997 generated in Canada and Mexico. Included in United Kingdom revenue is $617,544, $527,681 and $1.3 million of export revenue for fiscal 1995, 1996 and 1997, respectively, which was mainly generated in Western Europe, exclusive of the United Kingdom.

    Significant customers -- The Company had the following customers with revenue in excess of 10%:

                                  1995       1996      1997
                                --------   --------  --------
            Customer A........      --        25.7%     23.6%
            Customer B........      --        22.2%      --
            Customer C........     17.7%       --        --

12.  INTEREST INCOME (EXPENSE), NET

    Interest income (expense), net includes interest income of $9,369, $66,643 and $544,096 in fiscal 1995, 1996 and 1997, respectively, and interest expense of $18,346, $63,503, and $140,107 in fiscal 1995, 1996 and 1997, respectively.

                                Versatility Inc.
           Schedule II-Valuation and Qualifying Accounts and Reserves

                                                        Additions
                                               ---------------------------
                                               Charged to    Charged to
                                  Balance at    Costs and       Other                    Balance at
          Description               May 1,      Expenses      Accounts      Deductions    April 30
          -----------               ------      --------      --------      ----------    --------
          Fiscal 1995
          -----------
Allowance for doubtful accounts   $  70,354     $102,241                     $102,241     $  70,354
          Fiscal 1996
          -----------
Allowance for doubtful accounts      70,354      122,424                       34,904       157,874
          Fiscal 1997
          -----------
Allowance for doubtful accounts     157,874      443,740                      245,419       356,195

                                Index to Exhibits

Exhibit
Number     Description of Document
------     -----------------------
3.1        Amended and Restated Certificate of Incorporation of the Company, as amended (1)
3.2        Form of Second Amended and Restated Certificate of Incorporation of the Company (1)
3.3        Amended and Restated By-laws of the Company (1)
4.1        Specimen Certificate representing the Common Stock (1)
4.2        Registration Rights Agreement between the Company and certain securityholders, dated as of
           January 24, 1996 (1)
10.1       1995 Employee Stock Option Plan (1)
10.2       1995 Incentive Stock Option Plan (1)
10.3       1996 Employee Stock Purchase Plan (1)
10.4       1996 Stock Option Plan (1)
10.5       Lease  Agreement  between the State of California  Public  Employees'  Retirement  System and the
           Company dated July 10, 1994, as amended (1)
10.6       Loan and Security  Agreement  between the Company and Silicon  Valley Bank dated as of August 28,
           1996 (1)
10.7       Deed of Trust Note dated as of October  31,  1996  issued by  Serenity  Real  Properties  Limited
           Partnership to the Company (1)
10.8 *     Lease  Agreement  between the  Commonwealth  Atlantic  Land II Inc. and the Company dated June 5,
           1997
11.1 *     Computation of Earnings Per Share
21.1 *     Subsidiaries
23.1 *     Consent of Deloitte & Touche LLP
27.1 *     Financial Data Schedule

*    Filed herewith.
(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-13771), as amended.