Form 10-Q
period 1997-07-31
VERSATILITY INC
filed 1997-09-15
CIK 1023393

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended July 31, 1997

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

                                   YES  [X]        NO [ ]

As of August 31, 1997 there were 7,381,177 shares of common stock outstanding, par value $.01 per share.

                                VERSATILITY INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                                                                              Page No.
PART I:   FINANCIAL INFORMATION

         Item 1:  Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets as of April 30, 1997 and July 31, 1997                    3

                  Condensed Consolidated Statements of Operations for the Three Months Ended July
                  31, 1996 and 1997                                                                               5

                  Condensed Consolidated Statements of Cash Flows for the Three Months Ended
                  July 31, 1996 and 1997                                                                          6

                  Condensed Consolidated Statements of Changes in Stockholders' Equity for the
                  Three Months Ended July 31, 1997                                                                7

                  Notes to Condensed Consolidated Financial Statements                                            8

         Item 2:  Management's Discussion and Analysis of Financial Condition and Results of Operations           9

PART II:  OTHER INFORMATION

         Item 1:  Legal Proceedings                                                                              17

         Item 2:  Changes in Securities                                                                          17

         Item 3:  Defaults upon Senior Securities                                                                17

         Item 4:  Submission of Matters to a Vote of Security Holders                                            17

         Item 5:  Other Information                                                                              17

         Item 6:  Exhibits and Reports on Form 8-K                                                               17

         Signatures                                                                                              18

                                      1-2

Part I:  Financial Information
Item 1:  Financial Statements

                        VERSATILITY INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                      (UNAUDITED)

                                                           APRIL 30,       JULY 31,
                                                             1997            1997
                                                             ----            ----
                                     ASSETS
Current assets:
     Cash and cash equivalents........................   $18,825,764      $14,742,713
     Short-term investments...........................     6,039,255        5,987,436
     Accounts receivable, net of allowance for
       doubtful accounts of $356,195 and $381,195.....    15,971,315       15,434,610
     Prepaid expenses.................................     1,181,865        1,267,354
     Inventory........................................        18,880           47,146
     Notes receivable-trade...........................            --        2,207,212
     Note receivable-related party....................       519,305          519,305
     Related party receivables........................       153,381          164,354
     Deferred income taxes............................       230,729          230,729
                                                         -----------      -----------
          Total current assets........................    42,940,494       40,600,859
                                                         -----------      -----------
Other assets:
     Deposits.........................................       187,650          227,429
     Investments......................................     1,433,464        1,437,021
     Notes receivable-trade...........................            --          200,000
     Deferred income taxes............................       248,932          237,585
     Assets held for sale.............................       648,314        1,573,554
     Purchased software, net of accumulated
       amortization of  $62,098 and $83,059...........       357,136          336,175
                                                         -----------      -----------
          Total other assets..........................     2,875,496        4,011,764
                                                         -----------      -----------
Property and equipment
     Computers........................................     1,168,246        1,315,980
     Office furniture and equipment...................       665,597          701,649
     Leasehold improvements...........................       206,402          211,292
     Capital leases...................................       652,533          652,533
                                                         -----------      -----------
                                                           2,692,778        2,881,454

     Less: Accumulated depreciation and
        amortization..................................    (1,675,749)      (1,767,346)
                                                         -----------      -----------
          Net property and equipment..................     1,017,029        1,114,108
                                                         -----------      -----------
Total assets..........................................   $46,833,019      $45,726,731
                                                         ===========      ===========

                                      1-3

                        VERSATILITY INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                           APRIL 30,       JULY 31,
                                                             1997            1997
                                                             ----            ----
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Accounts payable.................................  $  2,107,630     $  1,777,981
     Accrued liabilities..............................     2,016,656        1,770,166
     Related party payables...........................        28,030           19,440
     Income taxes payable.............................       662,042          386,717
     Capital lease payable............................       181,069          174,400
     Line of credit...................................     2,288,319        2,521,136
     Deferred revenue.................................       978,008          399,617
                                                        ------------     ------------
          Total current liabilities...................     8,261,754        7,049,457
                                                        ------------     ------------
Other liabilities:
     Capital lease payable, less current
       maturities.....................................       287,120          239,300
     Deferred rent....................................       316,360          331,565
     Deferred income taxes............................            --               --
                                                        ------------     ------------
          Total other liabilities.....................       603,480          570,865
                                                        ------------     ------------

Commitments and Contingencies

Stockholders' equity:
     Preferred stock, $.01 par value,
      2,000,000 shares authorized, no shares
        issued or outstanding.........................            --               --
     Common stock, par value $.01-- 20,000,000
        shares authorized, 7,297,365 shares issued and
        outstanding at April 30, 1997; 7,381,177
        shares issued and outstanding at July 31, 1997        72,974           73,812
     Additional paid-in capital.......................    34,349,298       34,462,891
     Foreign currency translation adjustments.........       (83,880)        (106,128)
     Retained earnings................................     3,629,393        3,675,834
                                                        ------------     ------------
          Total stockholders' equity..................    37,967,785       38,106,409
                                                        ------------     ------------
Total liabilities and stockholders' equity............  $ 46,833,019     $ 45,726,731
                                                        ============     ============

                                      1-4

                        VERSATILITY INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   JULY 31,
                                                             1996            1997
                                                             ----            ----
Revenue:
    License revenue...................................  $3,788,164       $5,126,245
    Service and maintenance revenue...................   1,631,868        3,884,918
                                                         ---------        ---------
         Total revenue................................   5,420,032        9,011,163
                                                         ---------        ---------
Cost of revenue:
    License revenue...................................     205,224          171,851
    Service and maintenance revenue...................   1,231,682        2,610,065
                                                         ---------        ---------
         Total cost of revenue........................   1,436,906        2,781,916
                                                         ---------        ---------
Gross margin..........................................   3,983,126        6,229,247
                                                         ---------        ---------
Operating expenses:
    Selling, general and administrative...............   3,036,786        4,717,673
    Research and development..........................     618,566          981,276
    Litigation settlement and related costs...........          --          600,000
    Depreciation and amortization.....................      49,816          108,560
                                                         ---------        ---------
         Total operating expenses.....................   3,705,168        6,407,509
                                                         ---------        ---------
Income from operations................................     277,958         (178,262)
Interest income (expense), net........................      (5,612)         248,703
                                                         ---------        ---------
Income before provision for  income taxes.............     272,346           70,441
Provision for income taxes............................      70,000           24,000
                                                         ---------        ---------
Net income............................................  $  202,346       $   46,441
                                                         =========        =========
Net income per share..................................  $     0.04       $     0.01
                                                         =========        =========
Weighted average common and common
  equivalent shares outstanding.......................   5,603,205        7,993,606
                                                         =========        =========

                                      1-5

                        VERSATILITY INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   JULY 31,
                                                             1996             1997
                                                             ----             ----
Cash flows from operating activities:
    Net income.........................................    $  202,346      $    46,441
    Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
        Depreciation...................................        44,066           87,599
        Amortization...................................         5,750           20,961
        Gain on equity investment......................           (28)              --
        Deferred income taxes..........................            --           11,347
        Changes in assets and liabilities:
            Accounts receivable........................       641,940          536,705
            Prepaid expenses...........................        (9,260)         (85,489)
            Inventory..................................        (1,674)         (28,266)
            Related party receivables..................       (11,759)              --
            Deposits...................................           768          (39,779)
            Accounts payable...........................      (509,652)        (329,649)
            Accrued liabilities........................       155,226         (246,490)
            Related party payables.....................        26,557           (8,590)
            Income taxes payable.......................      (200,924)        (275,325)
            Deferred rent..............................        49,339           15,205
            Deferred revenue...........................       131,816         (578,391)
                                                           ----------      -----------
                Net cash (used in) provided by
                  operating activities.................       524,511         (873,721)
                                                           ----------      -----------
Cash flows from investing activities:
    Purchase of investments............................            --           48,262
    Purchase of property and equipment and assets
      held for sale....................................      (172,789)      (1,109,918)
    Notes receivable...................................            --       (2,407,212)
    Related party note receivable......................            --          (10,973)
                                                           ----------      -----------
                Net cash used in investing activities..      (172,789)      (3,479,841)
                                                           ----------      -----------
Cash flows from financing activities:
    Borrowings under line of credit....................            --          232,817
    Payments under line of credit......................      (545,008)              --
    Proceeds from sale of common stock, net............            --          114,431
    Principal payments under capital leases............       (10,600)         (54,489)
                                                           ----------      -----------
                Net cash provided by (used in)
                  financing activities.................      (555,608)         292,759
                                                           ----------      -----------
Effect of exchange rate changes on cash................         6,568          (22,248)
                                                           ----------      -----------
Net decrease in cash and cash equivalents..............      (197,318)      (4,083,051)
Cash and cash equivalents, beginning of period.........     2,280,273       18,825,764
                                                           ----------      -----------
Cash and cash equivalents, end of period...............    $2,082,955      $14,742,713
                                                           ==========      ===========
Supplemental disclosures of cash flow information:
    Interest paid......................................    $   51,630      $    69,315
                                                           ==========      ===========
    Income taxes paid..................................    $  273,000      $   290,000
                                                           ==========      ===========

                                      1-6

                       VERSATILITY INC. AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                            NUMBER OF                                  FOREIGN
                                            SHARES OF                ADDITIONAL       CURRENCY
                                             COMMON       COMMON       PAID-IN       TRANSLATION     RETAINED
                                              STOCK        STOCK       CAPITAL       ADJUSTMENTS     EARNINGS        TOTAL
                                            ---------     -------     ---------      -----------     --------        -----
Balance, April 30, 1997..................... 7,297,365    $72,974    $34,349,298       $ (83,880)  $3,629,393    $37,967,785
    Issuance of common stock related to
      exercise of stock options..............   83,812        838        113,593                                     114,431
    Foreign currency translation
      adjustments............................                                            (22,248)                    (22,248)
    Net income...............................                                                          46,441         46,441
                                             ---------    -------    -----------       ---------   ----------    -----------
Balance, July 31, 1997...................... 7,381,177    $73,812    $34,462,891       $(106,128)  $3,675,834    $38,106,409
                                             =========    =======    ===========       =========   ==========    ===========

                                      1-7

                        VERSATILITY INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, include all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial information set forth therein, in accordance with generally accepted accounting principles. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any future period. Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in Versatility Inc.'s Annual Report on Form 10-K for the fiscal year ended April 30, 1997.

2.    NOTES RECEIVABLE

The Company has notes receivable at July 31, 1997 as follows:

             Due less than one year          $2,207,212
              Due between one year and
               five years                       200,000
                                             ----------
                                             $2,407,212
                                             ==========

The terms of the notes are between 90 days and 15 months. Any notes in excess of one year bear interest equal to prime rate plus one percent.

3.    LITIGATION SETTLEMENT AND RELATED COSTS

One of the Company's former VARs filed a claim for arbitration against the Company in connection with the termination of the VAR's reseller agreement with the Company, claiming not less than $1.0 million in damages. In August 1997, the Company settled the litigation with the former VAR for $250,000. The Company has recorded a one-time charge in the quarter ending July 31, 1997 related to this litigation for $600,000, which includes the settlement charge and other costs and expenses associated with defending the litigation.

                                      1-8

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This document contains various forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. Such statements are subject to various risks and uncertainties which could cause actual results to vary materially from those contained in such forward looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected. Certain of these risks and uncertainties as well as other risks and uncertainties are described in Factors Which May Effect Future Operating Results herein and in the Company's Registration Statement on Form S-1 filed under the Securities Act of 1933, as amended, and declared effective on December 12, 1996 and the Annual Report on Form 10-K for the fiscal year ended April 30, 1997.

OVERVIEW

    Versatility is a leading provider of client/server customer interaction software that enables businesses to automate their telemarketing and teleselling capabilities. Founded in 1981 as an information management consulting firm, Versatility introduced its first commercial product in 1985, a telemarketing application product based on the Digital Equipment Corporation ("DEC") VAX/VMS System. The Company operated as a DEC value-added reseller, supplying turnkey call center solutions to large and mid-sized companies in a variety of industries, until the end of fiscal 1994. In November 1993, the Company began developing applications based on the client/server architecture, which culminated with the release of the Versatility Series in May 1995. Beginning in fiscal 1996, substantially all of the Company's revenue is derived from sales or services related to the Versatility Series. In August 1996, the Company released Versatility CallCenter, a CD-ROM-based call center software application that supports call centers of 50 agents or less.

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

    For the first three months of fiscal 1997, British Telecommunications Plc ("BT") accounted for 43.6% of the Company's total revenue. For the first three months of fiscal 1998, BT and CSI Data, Inc. accounted for 26.1% and 16.1%, respectively, of the Company's total revenue. Although the particular customers may change from period to period, the Company expects that large sales to a limited number of customers will continue to account for a significant percentage of its total revenue in any particular period. Given the customer concentration and the duration of the sales and implementation cycle, the loss of a major customer or any reduction or delay in sales to or implementation by these or other customers could have a material adverse effect on the Company's operating results in any particular period.

    Revenue from customers outside the United States accounted for 57.8% and 38.6% of the Company's total revenue for the first three months of fiscal 1997 and 1998, respectively. While the Company's expenses incurred in foreign countries are typically denominated in the local currencies, revenue generated by the Company's international sales typically is paid in U.S. dollars or British pounds. Although exposure to currency fluctuations to date has been insignificant, there can be no assurance that

                                      1-9
fluctuations in currency exchange rates in the future will not have a material adverse impact on the Company's international operations. The Company currently does not engage in hedging activities.

RESULTS OF OPERATIONS

    The following table sets forth certain financial data for the periods indicated as a percentage of total revenue:

                                                   PERCENTAGE OF TOTAL
                                                         REVENUE
                                                   THREE MONTHS ENDED
                                                        JULY 31,
                                                    1996         1997
                                                    ----         ----
   Revenue:
        License revenue.........................     69.9%         56.9%
        Service and maintenance revenue.........     30.1          43.1
                                                   ------       -------
             Total revenue......................    100.0         100.0
                                                   ------       -------
   Cost of revenue:
        License revenue.........................      3.8           1.9
        Service and maintenance revenue.........     22.7          29.0
                                                   ------       -------
             Total cost of revenue..............     26.5          30.9
                                                   ------       -------
   Gross margin.................................     73.5          69.1
                                                   ------       -------
   Operating expenses:
        Selling, general and administrative.....     56.1          52.3
        Research and development................     11.4          10.9
        Litigation settlement and related costs.       --           6.7
        Depreciation and amortization...........      0.9           1.2
                                                   ------       -------
             Total operating expenses...........     68.4          71.1
                                                   ------       -------
   Income from operations.......................      5.1          (2.0)
   Interest income (expense), net...............     (0.1)          2.8
                                                   ------       -------
   Income before provision for income taxes.....      5.0           0.8
   Provision for income taxes...................      1.3           0.3
                                                   ------       -------
   Net income (loss)............................      3.7%          0.5%
                                                   ======       =======

    The following table sets forth, for each component of revenue, the cost of such revenue expressed as a percentage of such revenue for the periods indicated:

                                                    THREE MONTHS ENDED
                                                         JULY 31,
                                                     1996        1997
                                                     ----        ----
   Cost of license revenue.....................       5.4%        3.4%
   Cost of service and maintenance revenue.....      75.5%       67.2%

    Revenue. Total revenue increased 66.3% from $5.4 million in the three months ended July 31, 1996 to $9.0 million in the three months ended July 31, 1997. The increase in total revenue was influenced by the continuing development of Versatility's indirect channels. For the first three months of fiscal 1997, the domestic and international indirect sales groups together generated 8.6% of total revenue; versus for the first three months of fiscal 1998, these groups generated 37.1% of total revenue. Revenue from license fees increased 35.3% from $3.8 million in the three months ended July 31, 1996, or 69.9% of total revenue, to $5.1 million in the three months ended July 31, 1997, or 56.9% of total revenue. The increase was due to the increase in the number of customers for the Company's telesales and teleservices solutions. Service revenue increased 138.1% from $1.6 million in the three months ended July 31, 1996 to $3.9 million in the three months ended July 31, 1997 due to greater demand for the Company's implementation and project management services. The mix of revenue changed from roughly 70% licenses, 30% services in the prior year to nearly 57% licenses, 43% services in the current year, on the strength of the services revenue reported. Also, the shift in revenue mix may be attributed to (i) seasonal timing of transactions in the current year versus the first quarter of fiscal 1997; and
(ii) the impact of personnel changes that the Company made to its domestic sales and professional services organizations for fiscal 1998.

                                      1-10

    Cost of Revenue. Cost of license revenue is comprised of the costs of media, packaging, documentation and incidental hardware costs. Cost of service and maintenance revenue consists of salaries, wages, benefits and other direct costs related to installing, customizing and supporting customer implementations. These costs also include telephone support and training.

    Total cost of revenue increased from $1.4 million in the three months ended July 31, 1996, or 26.5% of total revenue, to $2.8 million in the three months ended July 31, 1997, or 30.9% of total revenue. Cost of license revenue decreased from $205,000 in the three months ended July 31, 1996, or 5.4% of license revenue to $172,000 in the three months ended July 31, 1997, or 3.4% of license revenue. Cost of service and maintenance revenue increased from $1.2 million in the three months ended July 31, 1996, or 75.5% of service and maintenance revenue, to $2.6 million in the three months ended July 31, 1997, or 67.2% of service and maintenance revenue. The increase was the result of additions to the Company's consulting, customization and implementation staff to support the growing number of the Company's customers. During the first quarter of fiscal 1997, the Company's cost of service and maintenance revenue was higher as a percentage of such revenue due in part to the engagement of contract programmers to complete certain custom implementations of the Versatility Series. Total cost of revenue was adversely affected in the current year compared to the same period in the prior year due to the change in revenue mix between licenses and services.

    Selling, General and Administrative. Selling expenses consist of personnel costs, including compensation and benefits and costs of travel, advertising, public relations, seminars and trade shows. General and administrative expenses represent the costs of executive, finance and support personnel and unallocated corporate expenses such as rent, utilities, legal and auditing. Selling, general and administrative expenses increased from $3.0 million for the three months ended July 31, 1996, or 56.1% of total revenue, to $4.7 million for the three months ended July 31, 1997, or 52.4% of total revenue. This increase was attributable to additions to the Company's headcount, primarily sales and marketing staff. At July 31, 1996, sales, marketing and administrative had 59 employees versus 92 employees at July 31, 1997.

    Research and Development. Research and development expenses consist of personnel costs and direct overhead costs incurred in developing software features and functionality. Research and development expenses increased from $619,000 for the three months ended July 31, 1996, or 11.4% of total revenue, to $981,000 for the three months ended July 31, 1997, or 10.9% of total revenue. The increase was due to the hiring of additional software engineers to support increased development activities.

    Litigation Settlement and Related Costs. One of the Company's former VARs filed a claim for arbitration against the Company in connection with the termination of the VAR's reseller agreement with the Company, claiming not less than $1.0 million in damages. In August 1997, the Company settled the litigation with the former VAR for $250,000. The Company has recorded a one-time charge in the quarter ending July 31, 1997 related to this litigation for $600,000, which includes the settlement charge and other costs and expenses associated with defending the litigation.

    Depreciation and Amortization. Depreciation and amortization expenses were $50,000 in the three months ended July 31, 1996 and $109,000 in the three months ended July 31, 1997.

    Interest Income (Expense), Net. Interest income (expense), net consists of interest earned on cash and cash equivalents, offset by interest expense on debt and equipment financing. Net interest income was $(6,000) and $249,000 for the three months ended July 31, 1996 and 1997, respectively. The difference results from interest income attributable to the cash raised through the initial public offering in the third quarter of fiscal 1997, partially offset by interest expense related to borrowings on the line of credit.

    Provision for Income Taxes. The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes"("SFAS 109"). The provision for income taxes is computed based on pretax income, with deferred income taxes recorded for the differences between pretax accounting and pretax taxable income. The Company's provision for income taxes was $70,000 and $24,000 for the three months ended July 31, 1996 and 1997, respectively, with an effective tax rate of approximately 25.7% and 34.0%, respectively. The favorable effective tax rate for fiscal 1997 reflected a significant portion of sales through the Company's Foreign Sales Corporation and other tax benefits.

    Net Income. Net income decreased from $202,000 to $46,000 for the three months ended July 31, 1996 and 1997, respectively. Net income for the three months ended July 31, 1997 would have been $442,000 if the one-time litigation settlement and related costs were excluded.

                                      1-11

LIQUIDITY AND CAPITAL RESOURCES

    The Company has funded its operations to date primarily through cash generated from operations, through the private sale of preferred stock in January 1996 totaling $3.5 million, from funds obtained from revolving credit facilities with commercial banks and the Company's initial public offering in December 1996 that raised $30.6 million in net proceeds. The Company's existing $2.5 million line of credit had an outstanding balance of $2.5 million at July 31, 1997. Advances under the working capital line bear interest at a variable annual rate equal to the prime rate of the bank plus 0.5%. The line of credit expired on August 5, 1997. The Company is in the process of negotiating an extension of the line of credit.

    At July 31, 1997, the Company had $20.7 million in cash, cash equivalents and short-term investments and $15.4 million in accounts receivable. For the three months ended July 31, 1997, net cash used in operations totaled $873,000. In addition, the Company used $3.5 million for investing activities, which included $1.1 million for capital expenditures and $2.4 million for notes receivables related to several customers. These uses of cash were partially offset by borrowings of $233,000 under the Company's working capital line of credit and $114,000 related to employees exercising stock options, resulting in a net cash decrease of $4.1 million.

    The Company anticipates that its existing cash balances and funds anticipated to be generated from operations will be adequate to satisfy its working capital requirements for its current and planned operations for at least the next twelve months. The Company's future operating and capital requirements will depend on numerous factors, including the progress of the Company's internal research and development programs, the level of resources the Company devotes to the development of marketing and sales capabilities, technological advances, the status of competing products, and the successful development and timely introduction of its own products. In the longer term, the Company may require additional equity or debt financing. No assurance can be given that these funds will be available to the Company on acceptable terms, if at all.

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

    Dependence on Large License Fees and Customer Concentration. A relatively small number of customers have accounted for a significant percentage of the Company's revenue in any given period. In fiscal 1997, the Company's eight largest customers accounted for 59.3% of the Company's total revenue, of which, BT accounted for 23.6%. For the first three months of fiscal 1998, BT and CSI Data, Inc. accounted for 26.1% and 16.1%, respectively, of the Company's total revenue. Although the particular customers may change from period to period, the Company expects that large sales to a limited number of customers will continue to account for a significant percentage of its revenue in any particular period for the foreseeable future. Therefore, the loss, deferral or cancellation of an order could have a significant impact on the Company's operating results in a particular quarter. The Company

                                      1-12
has no long-term contracts with its customers and there can be no assurance that its current customers will place additional orders, or that the Company will obtain orders of similar magnitude from other customers. The loss of any major customer or any reduction, delay in or cancellation of orders by any such customer, or the failure of the Company to market successfully to new customers could have a materially adverse effect on the Company's business, financial condition and results of operations. In fiscal 1997, the Company's accounts receivable balance increased significantly. While some of the Company's increase in accounts receivable resulted in the ordinary course from the Company's growth in revenue year to year, approximately $3 million of the accounts receivable at April 30, 1997 represented balances over 90 days past due from customers which negotiated extended payment terms as a condition to their purchase or during the course of the implementation process. As of July 31, 1997, the balance on those accounts was approximately $735,000. In the first three months of fiscal 1998, the Company signed notes with three customers. Two of the notes are due in 90 days and do not bear interest. The third note is for 15 months and bears interest at prime plus one percent per annum. To the extent that significant customers of the Company continue to have the negotiating leverage to obtain extended payment terms, the Company's working capital requirements will be increased.

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

                                      1-13

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

    International Operations. Revenue from sales outside the United States in fiscal 1995, 1996 and 1997 and the first three months of fiscal 1998 accounted for approximately 16.3%, 40.8%, 41.2% and 38.6% respectively, of the Company's total revenue. International operations are subject to inherent risks, including the impact of possible recessionary environments in economies outside the United States, changes in demand for the Company's products resulting from fluctuations in exchange rates, unexpected changes in legal and regulatory requirements including those relating to telemarketing activities, changes in tariffs, seasonality of sales, costs of localizing products for foreign markets, longer accounts receivable collection periods and greater difficulty in accounts receivable collection, difficulties and costs of staffing and managing foreign operations, reduced protection for intellectual property rights in some countries, potentially adverse tax consequences and political and economic instability. There can be no assurance that the Company will be able to sustain or increase international revenue, or that the factors listed above will not have a material adverse impact on the Company's international operations. While the Company's expenses incurred in foreign countries are typically denominated in the local currencies, revenue generated by the Company's international sales typically is paid in U.S. dollars or British pounds. Although exposure to currency fluctuations to date has been insignificant, there can be no assurance that fluctuations in currency exchange rates in the future will not have a material adverse impact on the Company's international operations. The Company currently does not engage in hedging activities.

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

                                      1-14

    Competition. The market for the Company's products is intensely competitive, highly fragmented and subject to rapid change. Because the Company offers multiple applications, which can be purchased separately or integrated as part of the Versatility Series, the Company competes with a variety of companies depending on the target market for their applications software products. The Company's principal competitors in the customer interaction software market are Brock International, Inc., Digital Systems International, Inc., Information Management Associates, Inc., Scopus Technology, Inc. and The Vantive Corporation. For installations where telephony functions are of prime importance, competitors include Davox Corporation, Early Cloud and Company (a division of IBM) and EIS International, Inc. The Company also competes with third party professional service organizations that develop custom software and with the information technology departments of potential customers, which develop applications internally. Among the Company's potential competitors are also a number of large hardware and software companies that may develop or acquire products that compete with the Company's products. Increased competition is likely to result in price reductions, reduced operating margins and loss of market share, any of which could materially adversely affect the Company's business, financial condition and results of operations. Many of the Company's current and potential competitors have significantly greater financial, technical, marketing and other resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of products than can the Company. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, financial condition and results of operations.

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

                                      1-15

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

    Dependence on Key Personnel. The Company's success depends to a significant extent upon the continued service of its executive officers and other key management and technical personnel, and on its ability to continue to attract, retain and motivate qualified personnel, such as experienced software developers and sales personnel. Competition for such employees is very intense. The Company has no long-term employment contracts with any of its employees. The loss of the services of one or more of the Company's executive officers, software developers or other key personnel or the Company's inability to recruit replacements for such personnel could have a material adverse effect on the Company's business, financial condition and results of operations. The Company maintains $1.0 million of key-man life insurance on Ronald R. Charnock, the Company's Chairman of the Board, President and Chief Executive Officer.

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


                                      1-16

Part II:  Other Information

Item 1:  Legal Proceedings:

         One of the Company's former VARs filed a claim for arbitration against the Company in connection with the termination of the VAR's reseller agreement with the Company, claiming not less than $1.0 million in damages. In August 1997, the Company settled the litigation with the former VAR for $250,000. The Company has recorded a one-time charge in the quarter ending July 31, 1997 related to this litigation for $600,000, which includes the settlement charge and other costs and expenses associated with defending the litigation.

Item 2:  Changes in Securities and Use of Proceeds

         On December 12, 1996, the Company's S-1 (File No. 333-13771) became effective. The Company has filed Form SR disclosing the sale of securities and the use of proceeds through March 12, 1997. The net proceeds from the offering were $30,625,564. No information has changed, except for the use of proceeds. The following are the use of proceeds from the effective date (December 12, 1996) through July 31, 1997:

            Purchase and installation of machinery and equipment   $  1,551,118
            Repayment of indebtedness                                 1,526,195
            Working capital                                          22,150,221
            Cash and short-term securities                            5,398,030
                                                                    -----------
            Total                                                   $30,625,564
                                                                    ===========

         None of these payments were made to directors, officers, general partners of the Company or their associates, or to persons owning ten percent or more of any class of equity securities of the Company, and to the affiliates of the Company.

Item 3:  Defaults upon Securities:

         Not Applicable.

Item 4:  Submission of Matters to a Vote of Security Holders:

         Not Applicable.

Item 5:  Other Information:

         Not Applicable.

Item 6:  Exhibits and Reports on Form 8-K:

         A.  Exhibits

Exhibit No.       Exhibits
-----------       --------
10.9              Amendment to 1996 Employee Stock Purchase Plan
11.1              Statement Regarding Computation of Net Income Per Share
27.1              Financial Data Schedule

         B. Reports on Form 8-K:

                  There were no reports on Form 8-K filed during the period.

                                      1-17

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        VERSATILITY INC.

Dated:   September 12, 1997                     By:  /s/  Donald C. Yount
                                                     _________________________
                                                Donald C. Yount
                                                Senior Vice President, Finance
                                                and Chief Financial Officer
                                                (Principal Financial and
                                                 Accounting Officer)


                                      1-18