Form 10-Q
period 1997-10-31
VERSATILITY INC
filed 1997-12-15
CIK 1023393

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended October 31, 1997

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

                             YES    [X]        NO [ ]

As of December 2, 1997 there were 7,542,902 shares of common stock outstanding, par value $.01 per share.

                                VERSATILITY INC.

                                   Form 10-Q

                               TABLE OF CONTENTS

                                                                                                                         Page No.
                                                                                                                         --------
PART I:  FINANCIAL INFORMATION

         Item 1: Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets as of April 30, 1997 and October 31, 1997                           3

                  Condensed Consolidated Statements of Operations for the Three Months Ended October 31, 1996
                  and 1997 and the Six Months Ended October 31, 1996 and 1997                                               5

                  Condensed Consolidated Statements of Cash Flows for the Six Months Ended October 31, 1996 and
                  1997                                                                                                      6

                  Condensed Consolidated Statements of Changes in Stockholders' Equity for the Six Months Ended
                  October 31, 1997                                                                                          7

                  Notes to Condensed Consolidated Financial Statements                                                      8

         Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations                      10

PART II:  OTHER INFORMATION

         Item 1: Legal Proceedings                                                                                          19

         Item 2: Changes in Securities                                                                                      19

         Item 3: Defaults upon Senior Securities                                                                            19

         Item 4: Submission of Matters to a Vote of Security Holders                                                        19

         Item 5: Other Information                                                                                          19

         Item 6: Exhibits and Reports on Form 8-K                                                                           19

         Signatures                                                                                                         21

 Part I: Financial Information
Item 1:  Financial Statements


                       VERSATILITY INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                          April 30,       October 31,
                                                                             1997            1997
                                                                             ----            ----
                                     ASSETS

            Current assets:
                 Cash and cash equivalents..........................     $18,825,764      $10,997,266
                 Short-term investments.............................       6,039,255        5,239,625
                 Accounts receivable, net of allowance for doubtful
                   accounts of $356,195 and $341,951................      15,971,315       15,834,957
                 Prepaid expenses...................................       1,181,865        2,190,361
                 Inventory..........................................          18,880          105,683
                 Notes receivable-trade.............................              --        2,307,212
                 Note receivable-related party......................         519,305               --
                 Related party receivables..........................         153,381          185,928
                 Income taxes receivable............................              --        1,378,223
                 Deferred income taxes..............................         230,729          230,729
                                                                         -----------      -----------
                      Total current assets..........................      42,940,494       38,469,984
                                                                         -----------      -----------
            Other assets:
                 Deposits...........................................         187,650          275,808
                 Investments........................................       1,433,464        1,426,499
                 Deferred income taxes..............................         248,932          261,200
                 Assets held for sale...............................         648,314          827,041
                 Purchased software, net of accumulated amortization
                   of $62,098 and $104,021..........................         357,136          319,849
                                                                         -----------      -----------
                      Total other assets............................       2,875,496        3,110,397
                                                                         -----------      -----------
            Property and equipment
                 Computers..........................................       1,168,246        1,371,783
                 Office furniture and equipment.....................         665,597          764,823
                 Leasehold improvements.............................         206,402          222,556
                 Capital leases.....................................         652,533          652,533
                                                                         -----------      -----------
                                                                           2,692,778        3,011,695
                 Less: Accumulated depreciation and amortization ...      (1,675,749)      (1,860,440)
                                                                         -----------      -----------
                      Net property and equipment....................       1,017,029        1,151,255
                                                                         -----------      -----------
            Total assets............................................     $46,833,019      $42,731,636
                                                                         ===========      ===========

                       VERSATILITY INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                          April 30,       October 31,
                                                                             1997            1997
                                                                             ----            ----
                      LIABILITIES AND STOCKHOLDERS' EQUITY

            Current liabilities:
                 Accounts payable.....................................  $  2,107,630      $ 1,218,048
                 Accrued liabilities..................................     2,016,656        2,336,735
                 Related party payables...............................        28,030            9,307
                 Income taxes payable.................................       662,042               --
                 Capital lease payable................................       181,069          171,383
                 Line of credit.......................................     2,288,319        2,519,892
                 Deferred revenue.....................................       978,008          223,893
                                                                        ------------      -----------
                      Total current liabilities.......................     8,261,754        6,479,258
                                                                        ------------      -----------
            Other liabilities:
                 Capital lease payable, less current maturities.......       287,120          178,076
                 Deferred rent........................................       316,360          350,432
                                                                        ------------      -----------
                      Total other liabilities.........................       603,480          528,508
                                                                        ------------      -----------

            Commitments and Contingencies

            Stockholders' equity:
                 Preferred stock, $.01 par value, 2,000,000 shares
                    authorized, no shares issued or outstanding.......            --               --
                 Common stock, par value $.01 -- 20,000,000 shares
                    authorized, 7,297,365 shares issued and outstanding
                    at April 30, 1997; 7,534,554 shares issued and            72,974           75,346
                    outstanding at October 31, 1997...................
                 Additional paid-in capital...........................    34,349,298       34,710,200
                 Foreign currency translation adjustments.............       (83,880)        (106,128)
                 Retained earnings....................................     3,629,393        1,044,452
                                                                        ------------      -----------
                      Total stockholders' equity......................    37,967,785       35,723,870
                                                                        ------------      -----------
            Total liabilities and stockholders' equity................  $ 46,833,019      $42,731,636
                                                                        ============      ===========

                       VERSATILITY INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                    Three Months Ended                Six Months Ended
                                                                        October 31,                      October 31,
                                                                    1996            1997             1996            1997
                                                                    ----            ----             ----            ----
     Revenue:
         License revenue...................................      $3,760,246     $ 4,290,389      $ 7,548,410     $ 9,416,634
         Service and maintenance revenue...................       2,291,226       3,307,275        3,923,094       7,192,193
                                                                 ----------     -----------      -----------     -----------
              Total revenue................................       6,051,472       7,597,664       11,471,504      16,608,827
                                                                 ----------     -----------      -----------     -----------
     Cost of revenue:
         License revenue...................................         204,252         431,208          409,476         603,059
         Service and maintenance revenue...................       1,239,331       3,058,068        2,471,013       5,668,133
                                                                 ----------     -----------      -----------     -----------
              Total cost of revenue........................       1,443,583       3,489,276        2,880,489       6,271,192
                                                                 ----------     -----------      -----------     -----------
     Gross margin..........................................       4,607,889       4,108,388        8,591,015      10,337,635
                                                                 ----------     -----------      -----------     -----------
     Operating expenses:
         Selling, general and administrative...............       3,555,459       5,226,561        6,592,245       9,944,234
         Research and development..........................         661,399       1,501,002        1,279,965       2,482,278
         Litigation settlement and related costs...........              --              --               --         600,000
         Restructuring charge..............................              --       1,431,255               --       1,431,255
         Depreciation and amortization.....................          57,267         114,056          107,083         222,616
                                                                 ----------     -----------      -----------     -----------
              Total operating expenses.....................       4,274,125       8,272,874        7,979,293      14,680,383
                                                                 ----------     -----------      -----------     -----------
     Income (loss) from operations.........................         333,764      (4,164,486)         611,722      (4,342,748)
     Interest income (expense), net........................          (6,939)        177,543          (12,551)        426,246
                                                                 ----------     -----------      -----------     -----------
     Income (loss) before provision (benefit) for  income
       taxes...............................................         326,825      (3,986,943)         599,171      (3,916,502)
     Provision (benefit) for income taxes..................         111,000      (1,355,561)         181,000      (1,331,561)
                                                                 ----------     -----------      -----------     -----------
     Net income (loss).....................................         215,825      (2,631,382)         418,171      (2,584,941)
                                                                 ==========     ===========      ===========     ===========
     Net income (loss) per share...........................      $     0.04     $     (0.36)     $      0.07     $     (0.35)
                                                                 ==========     ===========      ===========     ===========
     Weighted average common and common
       equivalent shares outstanding.......................       5,603,205       7,412,089        5,603,205       7,365,984
                                                                 ==========     ===========      ===========     ===========

                       VERSATILITY INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                             Six Months Ended
                                                                                October 31,
                                                                           1996            1997
                                                                           ----            ----
            Cash flows from operating activities:
                Net income (loss)..................................   $    418,171      $(2,584,941)
                Adjustments to reconcile net income (loss) to net
                  cash provided by operating activities:
                    Depreciation...................................         95,583          179,366
                    Amortization...................................         11,500           43,250
                    Loss on equity investment......................              6               --
                    Deferred income taxes..........................             --          (12,268)
                    Changes in assets and liabilities:
                        Accounts receivable........................     (2,453,322)         136,358
                        Prepaid expenses...........................       (458,603)      (1,008,496)
                        Inventory..................................        (15,997)         (86,803)
                        Related party receivables..................         (9,165)         (32,547)
                        Deposits...................................           (512)         (88,158)
                        Accounts payable...........................        338,360         (889,582)
                        Accrued liabilities........................        845,548          320,079
                        Related party payables.....................         74,636          (18,723)
                        Income taxes payable/receivable............       (118,625)      (2,040,265)
                        Deferred rent..............................         61,113           34,072
                        Deferred revenue...........................        513,680         (754,115)
                                                                      ------------      -----------
                         Net cash used in operating activities.....       (697,627)      (6,802,773)
                                                                      ------------      -----------
            Cash flows from investing activities:
                Purchase of investments............................             --          806,595
                Purchase of property and equipment and assets
                  held for sale....................................       (239,777)        (498,282)
                Notes receivable...................................             --       (2,307,212)
                Related party note receivable......................       (516,174)         519,305
                                                                      ------------      -----------
                         Net cash used in investing activities.....       (755,951)      (1,479,594)
                                                                      ------------      -----------
            Cash flows from financing activities:
                Borrowings under line of credit....................      2,490,214          231,573
                Payments under line of credit......................     (1,318,250)              --
                Proceeds from sale of common stock, net............             --          363,274
                Principal payments under capital leases............        (19,264)        (118,730)
                                                                      ------------      -----------
                         Net cash provided by financing activities.      1,152,700          476,117
                                                                      ------------      -----------
            Effect of exchange rate changes on cash................          3,631          (22,248)
                                                                      ------------      -----------
            Net decrease in cash and cash equivalents..............       (297,247)      (7,828,498)
            Cash and cash equivalents, beginning of period.........      2,280,273       18,825,764
                                                                      ------------      -----------
            Cash and cash equivalents, end of period...............     $1,983,026      $10,997,266
                                                                      ============      ===========
            Supplemental disclosures of cash flow information:
                Interest paid......................................   $     66,195      $   136,257
                                                                      ============      ===========
                Income taxes paid..................................   $    303,635      $   669,000
                                                                      ============      ===========

                       VERSATILITY INC. AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                               Number of                                 Foreign
                                               Shares of                Additional      Currency
                                                Common       Common       Paid-in      Translation     Retained
                                                Stock        Stock       Capital       Adjustments     Earnings       Total
                                              ----------   ---------   -----------     -----------     --------    -----------
Balance, April 30, 1997.....................   7,297,365    $72,974    $34,349,298     $ (83,880)     $3,629,393    $37,967,785
    Issuance of common stock related to
      exercise of stock options..............    237,189      2,372        360,902                                      363,274
    Foreign currency translation adjustments.                                            (22,248)                       (22,248)
    Net loss.................................                                                         (2,584,941)    (2,584,941)
                                               ---------    -------    -----------     ---------      ----------    -----------
Balance, October 31, 1997...................   7,534,554    $75,346    $34,710,200     $(106,128)     $1,044,452    $35,723,870
                                               =========    =======    ===========     =========      ==========    ===========

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

3.   RESTRUCTURING CHARGE

In October 1997, the Company undertook a program to restructure certain of its operations and personnel, and to exit a certain business. The Company informed its value added resellers (known as VIP's) that it would no longer provide support for the Versatility CallCenter CD-ROM-based application. This support included assistance with the implementation of the product and any product upgrades. As a result of the discontinuance of support, the Company informed its VIP's that it would make certain concessions to its VIP's, including the forgiveness of outstanding accounts receivable and unbilled receivables for work-in-process. The forgiveness of outstanding accounts receivable and unbilled receivables for work-in-process is included in the restructuring charge. In addition, the restructuring charge includes severance costs related to the stream-lining of senior management subsequent to the discontinuance of the product and the cost of marketing collateral specific for the CallCenter product and other miscellaneous charges. The following is a breakdown of the charges included in the restructuring charge:


      Forgiveness of accounts receivable and unbilled work-in-process            $1,180,441
      Severance                                                                     152,500
      Write-off of marketing collateral and other charges                            98,314
                                                                                 ----------
                                                                                 $1,431,255
                                                                                 ==========


As of October 31, 1997, the outstanding liability for the restructuring charge was $231,251. The Company expects that all of the outstanding amounts due will be paid within the next six months. For the three months ended October 31, 1996 and 1997, revenue from the CallCenter product was $268,000 and $9,000, respectively. For the first six months of fiscal 1997 and 1998, revenue from the CallCenter product was $513,000 and $9,000, respectively. The net operating income (loss) for the above mentioned periods would decrease by approximately the same amount as the decrease in revenue, since almost all employees involved with the CallCenter product were reassigned within the Company.

4.   LINE OF CREDIT

On October 29, 1997, the Company obtained a new $5.0 million operating line of credit from a bank for financing accounts receivable and working capital and a new $2.0 million equipment line of credit from the same bank to finance acquisition of property and equipment. These lines of credit expire on November 5, 1998 and are secured by all of the Company's assets. The lines of credit have various covenants, including limitations on disposition of assets. The Company also must maintain certain financial ratios and is prohibited from paying cash dividends. As of October 31, 1997, the Company is in non-compliance with one of its financial covenants. The bank has granted a temporary waiver subject to review of the Company's October 31, 1997 Form 10-Q. The Company expects a permanent waiver through March 15, 1998 once this review is completed. If the waiver is not granted, the Company has sufficient funds to pay the outstanding balance.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    This document contains forward-looking statements and information that are based on management's beliefs as well as assumptions made by management. Such statements are subject to various risks and uncertainties which could cause actual results to vary materially from those contained in such forward looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected. Certain of these risks and uncertainties as well as other risks and uncertainties are described in Factors Which May Effect Future Operating Results herein and in the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission, and declared effective on December 12, 1996 and the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1997.

Overview

    Versatility is a leading provider of client/server customer interaction software that enables businesses to automate their telemarketing and teleselling capabilities. Founded in 1981 as an information management consulting firm, Versatility introduced its first commercial product in 1985, a telemarketing application product based on the Digital Equipment Corporation ("DEC") VAX/VMS System. The Company operated as a DEC value-added reseller, supplying turnkey call center solutions to large and mid-sized companies in a variety of industries, until the end of fiscal 1994. In November 1993, the Company began developing applications based on the client/server architecture, which culminated with the release of the Versatility Series in May 1995. Beginning in fiscal 1996, substantially all of the Company's revenue is derived from sales or services related to the Versatility Series. In August 1996, the Company released Versatility CallCenter, a CD-ROM-based call center software application that supports call centers of 50 agents or less. In October 1997, Versatility CallCenter was discontinued (see discussion of restructuring expense below).

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

    For the first six months of fiscal 1997, British Telecommunications Plc ("BT") and Avantel, S.A. accounted for 24.9% and 18.7%, respectively, of the Company's total revenue. For the first six months of fiscal 1998, BT and CSI Data, Inc. accounted for 20.5% and 11.5%, respectively, of the Company's total revenue. Although the particular customers may change from period to period, the Company expects that large sales to a limited number of customers will continue to account for a significant percentage of its total revenue in any particular period. Given the customer concentration and the duration of the sales and implementation cycle, the loss of a major customer or any reduction or delay in sales to or implementation by these or other customers could have a material adverse effect on the Company's operating results in any particular period.

    Revenue from customers outside the United States accounted for 53.6% and 28.0% of the Company's total revenue for the first six months of fiscal 1997 and 1998, respectively. While the Company's expenses incurred in foreign countries are typically denominated in the local currencies, revenue generated by the Company's international sales typically is paid in U.S. dollars or British pounds. Although exposure to currency fluctuations to date has been insignificant, there can be no assurance that fluctuations in currency exchange rates in the future will not have a material adverse impact on the Company's international operations. The Company currently does not engage in hedging activities.

Results of Operations

    The following table sets forth certain financial data for the periods indicated as a percentage of total revenue:

                                                                        Percentage of Total Revenue
                                                                  Three Months Ended      Six Months Ended
                                                                      October 31,              October 31,
                                                                   1996       1997        1996        1997
                                                                   ----       ----        ----        ----
                Revenue:
                     License revenue.........................      62.1%      56.5%        65.8%       56.7%
                     Service and maintenance revenue.........      37.9       43.5         34.2        43.3
                                                                  -----      -----        -----       -----
                          Total revenue......................     100.0      100.0        100.0       100.0
                                                                  -----      -----        -----       -----
                Cost of revenue:
                     License revenue.........................       3.4        5.7          3.6         3.6
                     Service and maintenance revenue.........      20.5       40.2         21.5        34.2
                                                                  -----      -----        -----       -----
                          Total cost of revenue..............      23.9       45.9         25.1        37.8
                                                                  -----      -----        -----       -----
                Gross margin.................................      76.1       54.1         74.9        62.2
                                                                  -----      -----        -----       -----
                Operating expenses:
                     Selling, general and administrative.....      58.7       68.9         57.5        59.9
                     Research and development................      10.9       19.7         11.2        15.0
                     Litigation settlement and related costs.        --                      --         3.6
                     Restructuring charge....................        --       18.8           --         8.6
                     Depreciation and amortization...........       1.0        1.5          0.9         1.3
                                                                  -----      -----        -----       -----
                          Total operating expenses...........      70.6      108.9         69.6        88.4
                                                                  -----      -----        -----       -----
                Income (loss) from operations................       5.5      (54.8)         5.3       (26.2)
                Interest income (expense), net...............      (0.1)       2.3         (0.1)        2.6
                                                                  -----      -----        -----       -----
                Income (loss) before provision (benefit) for
                  income taxes...............................       5.4      (52.5)         5.2       (23.6)
                Provision (benefit) for income taxes.........       1.8      (17.8)         1.6        (8.0)
                                                                  -----      -----        -----       -----
                Net income (loss)............................       3.6%     (34.7)         3.6%      (15.6)%
                                                                  =====      =====        =====       =====


    The following table sets forth, for each component of revenue, the cost of such revenue expressed as a percentage of such revenue for the periods indicated:

                                                                   Three Months Ended       Six Months Ended
                                                                      October 31,              October 31,
                                                                   1996        1997        1996        1997
                                                                   ----        ----        ----        ----
                Cost of license revenue.....................        5.4%       10.1%        5.4%        6.4%
                Cost of service and maintenance revenue.....       54.1%       92.5%       63.0%       78.8%


    Revenue. Total revenue increased 25.6% from $6.1 million in the three months ended October 31, 1996 to $7.6 million in the three months ended October 31, 1997, and 44.8% from $11.5 million in the first six months of fiscal 1997 to $16.6 million in the first six months of fiscal 1998. The increase in total revenue was influenced by the continuing development of Versatility's indirect channels. For the first six months of fiscal 1997, the domestic and international indirect sales groups together generated 21.3% of total revenue. These groups generated 30.2% of total revenue for the first six months of fiscal 1998. Revenue from license fees increased 14.1% from $3.8 million in the three months ended October 31, 1996, or 62.1% of total revenue, to $4.3 million in the three months ended October 31, 1997, or 56.5% of total revenue. Revenue from license fees increased 24.7% from $7.5 million in the six months ended October 31, 1996, or 65.8% of total revenue, to $9.4 million in the six months ended October 31, 1997, or 56.7% of total revenue. The increase was due to the increase in the number of customers for the Company's telesales and teleservices solutions. Service revenue increased 44.3% from $2.3 million in the three months ended October 31, 1996 to $3.3 million in the three months ended October 31, 1997, and 83.3% from $3.9 million in the first six months of fiscal 1997 to $7.2 million in the first six months of fiscal 1998. This increase was due to greater demand for the Company's implementation and project management services. The mix of revenue changed from approximately 66% licenses revenue to 34% service revenue in the prior year to approximately 57% licenses revenue to 43% services revenue in the current year, due to the increase in service revenue for the first six months of fiscal 1998. In addition, the shift in revenue mix may be attributed to (i) the impact of personnel changes that the Company made to its domestic sales and professional services organizations for fiscal 1998, and (ii) the Company's decision to allocate more of its resources towards performing services for existing customers.

    Cost of Revenue. Cost of license revenue is comprised of the costs of media, packaging, documentation and incidental hardware costs. Cost of service and maintenance revenue consists of salaries, wages, benefits and other direct costs related to installing, customizing and supporting customer implementations. These costs also include telephone support and training.

    Total cost of revenue increased from $1.4 million in the three months ended October 31, 1996, or 23.9% of total revenue, to $3.5 million in the three months ended October 31, 1997, or 45.9% of total revenue, and from $2.9 million for the first six months of fiscal 1997, or 25.1% of total revenue, to $6.3 million for the first six months of fiscal 1998, or 37.8% of total revenue. Cost of license revenue increased from $204,000 in the three months ended October 31, 1996, or 5.4% of license revenue to $431,000 in the three months ended October 31, 1997, or 10.1% of license revenue, and from $409,000 in the first six months of fiscal 1997, or 5.4% of license revenue, to $603,000 in the first six months of fiscal 1998, or 6.4% of license revenue. Cost of service and maintenance revenue increased from $1.2 million in the three months ended October 31, 1996, or 54.1% of service and maintenance revenue, to $3.1 million in the three months ended October 31, 1997, or 92.5% of service and maintenance revenue. Cost of service and maintenance revenue increased from $2.5 million in the first six months of fiscal 1997, or 63.0% of service and maintenance revenue, to $5.7 million in the first six months of fiscal 1998, or 78.8% of service and maintenance revenue. The increase was the result of additions to the Company's consulting, customization and implementation staff to support the growing number of the Company's customers. Total cost of revenue was adversely affected in the current year compared to the same period in the prior year due to the change in revenue mix between licenses and services and the use of consultants, which significantly reduced the profit margin on service and maintenance revenue.

    Selling, General and Administrative. Selling expenses consist of personnel costs, including compensation and benefits and costs of travel, advertising, public relations, seminars and trade shows. General and administrative expenses represent the costs of executive, finance and support personnel and unallocated corporate expenses such as rent, utilities, legal and auditing. Selling, general and administrative expenses increased from $3.6 million for the three months ended October 31, 1996, or 58.7% of total revenue, to $5.2 million for the three months ended October 31, 1997, or 68.9% of total revenue, and from $6.6 million for the first six months of fiscal 1997, or 57.5% of total revenue, to $9.9 million for the first six months of fiscal 1998, or 59.9% of total revenue. This increase was attributable to additions to the Company's headcount, primarily sales and marketing staff. At October 31, 1996, sales, marketing and administrative had 90 employees versus 148 employees at October 31, 1997.

    Research and Development. Research and development expenses consist of personnel costs and direct overhead costs incurred in developing software features and functionality. Research and development expenses increased from $661,000 for the three months ended October 31, 1996, or 10.9% of total revenue, to $1.5 million for the three months ended October 31, 1997, or 19.7% of total revenue, and from $1.3 million for the first six months of fiscal 1997, or 11.2% of total revenue, to $2.5 million for the first six months of fiscal 1998, or 15.0% of total revenue. The increase was due to the hiring of additional software engineers to support increased development activities. At October 31, 1996, research and development had 30 employees versus 60 employees at October 31, 1997. In addition, in the second quarter, the Company used outside consultants to assist with quality assurance testing.

    Litigation Settlement and Related Costs. One of the Company's former VARs filed a claim for arbitration against the Company in connection with the termination of the VAR's reseller agreement with the Company, claiming not less than $1.0 million in damages. In August 1997, the Company settled the litigation with the former VAR for $250,000. The Company has recorded a one-time charge in the quarter ending October 31, 1997, related to this litigation for $600,000, which includes the settlement charge and other costs and expenses associated with defending the litigation.

    Restructuring Charge. In October 1997, the Company undertook a program to restructure certain of its operations and personnel, and to exit a certain business. The Company informed its value added resellers (known as VIP's) that it would no longer provide support for the Versatility CallCenter CD-ROM-based application. This support included assistance with the implementation of the product and any product upgrades. As a result of the discontinuance of support, the Company informed its VIP's that it would make certain concessions to its VIP's, including the forgiveness of outstanding accounts receivable and unbilled receivables for work-in-process. The forgiveness of outstanding accounts receivable and unbilled receivables for work-in-process is included in the restructuring charge. In addition, the restructuring charge includes severance costs related to the stream-lining of senior management subsequent to the discontinuance of the product and the cost of marketing collateral specific for the CallCenter product and other miscellaneous charges. The total restructuring charge was $1,431,255.

    Depreciation and Amortization. Depreciation and amortization expenses were $57,000 in the three months ended October 31, 1996, and $114,000 in the three months ended October 31, 1997, and $107,000 for the first six months of fiscal 1997 and $223,000 for the first six months of fiscal 1998.

    Interest Income (Expense), Net. Interest income (expense), net consists of interest earned on cash and cash equivalents, offset by interest expense on debt and equipment financing. Net interest income (expense) was $(7,000) and $178,000 for the three months ended October 31, 1996 and 1997, respectively, and $(13,000) and $426,000 for the first six months of fiscal 1997 and fiscal 1998, respectively. The difference results from interest income attributable to the cash raised through the initial public offering in the third quarter of fiscal 1997, partially offset by interest expense related to borrowings on the line of credit.

    Provision (Benefit) for Income Taxes. The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes"("SFAS 109"). The provision (benefit) for income taxes is computed based on pretax income, with deferred income taxes recorded for the differences between pretax accounting and pretax taxable income (loss). The Company's provision (benefit) for income taxes was $111,000 and $(1.4 million) for the three months ended October 31, 1996 and 1997, respectively, with an effective tax rate of approximately 34.0%. The Company's provision (benefit) for income taxes was $181,000 and $(1.3 million) in the first six months of fiscal 1997 and fiscal 1998, respectively, with an effective tax rate of approximately 30.2% and 34%, respectively. The favorable effective tax rate for fiscal 1997 reflected a significant portion of sales through the Company's Foreign Sales Corporation and other tax benefits.

    Net Income (Loss). Net income (loss) decreased from $216,000 to $(2.6 million) for the three months ended October 31, 1996 and 1997, respectively. Net loss for the three months ended October 31, 1997, would have been $(1.7 million) if the one-time restructuring charge was excluded. Net income (loss) decreased from $418,000 to $(2.6 million) for the first six months of fiscal 1997 and fiscal 1998, respectively. Net loss for the first six months of fiscal 1998 would have been $(1.2 million) if the one-time restructuring charge and litigation settlement and related costs were excluded.

Liquidity and Capital Resources

    The Company has funded its operations to date primarily through cash generated from operations, through the private sale of preferred stock in January 1996 totaling $3.5 million, from funds obtained from revolving credit facilities with commercial banks and the Company's initial public offering in December 1996 that raised $30.6 million in net proceeds. The Company's existing $5.0 million line of credit had an outstanding balance of $2.5 million at October 31, 1997. Advances under the working capital line bear interest at a variable annual rate equal to the prime rate of the bank plus 0.5%. The line of credit expires on November 5, 1998. As of October 31, 1997, the Company is in non-compliance with one of its financial covenants. The bank has granted a temporary waiver subject to review of the Company's October 31, 1997 Form 10-Q. The Company expects a permanent waiver through March 15, 1998, once this review is completed. If the waiver is not granted, the Company has sufficient funds to pay the outstanding balance.

    At October 31, 1997, the Company had $16.2 million in cash, cash equivalents and short-term investments and $15.8 million in accounts receivable. For the six months ended October 31, 1997, net cash used in operations totaled $6.8 million. In addition, the Company used $1.5 million for investing activities, which included $498,000 for capital expenditures and $2.3 million for notes receivables related to several customers. These uses of cash were partially offset by borrowings of $232,000 under the Company's working capital line of credit and $519,000 related to employees exercising stock options, resulting in a net cash decrease of $7.8 million.

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

    Dependence on New Products; Risk Associated with Servicing the Customer Interaction Software Market. The Company currently derives substantially all of its revenue from sales of its Versatility Series software and related services. The Versatility Series was introduced in May 1995, and the Company expects that this product and related services will continue to account for a substantial portion of the Company's revenue for the foreseeable future. However, the Company has little operating history with the Versatility Series and Versatility CallCenter products. The Company's financial results for periods prior to fiscal 1996 reflect sales of the Company's previous generation of products, which the Company no longer actively markets. The lifecycle of the Company's current products is difficult to estimate as a result of many factors, including the unknown future demand for customer interaction software and the effects of competition in this market. Moreover, although the Company intends to enhance these products and develop related products, the Company's strategy is to continue to focus on providing customer interaction software applications as its sole line of business. As a result, any factor adversely affecting the market for customer interaction software applications in general, or the Versatility Series product in particular, could adversely affect the Company's business, financial condition and results of operations. The market for customer interaction software products is intensely competitive, highly fragmented and subject to rapid change. The Company's future success will depend on continued growth in the market for customer interaction applications. There can be no assurance that the market for customer interaction applications will continue to grow. If this market fails to grow or grows more slowly than the Company currently anticipates, the Company's business, financial condition and results of operations would be materially adversely affected.

    Dependence on Large License Fees and Customer Concentration. A relatively small number of customers have accounted for a significant percentage of the Company's revenue in any given period. In fiscal 1997, the Company's eight largest customers accounted for 59.3% of the Company's total revenue, of which, BT accounted for 23.6%. For the first six months of fiscal 1998, BT and CSI Data, Inc. accounted for 20.5% and 11.5%, respectively, of the Company's total revenue. Although the particular customers may change from period to period, the Company expects that large sales to a limited number of customers will continue to account for a significant percentage of its revenue in any particular period for the foreseeable future. Therefore, the loss, deferral or cancellation of an order could have a significant impact on the Company's operating results in a particular quarter. The Company has no long-term contracts with its customers and there can be no assurance that its current customers will place additional orders, or that the Company will obtain orders of similar magnitude from other customers. The loss of any major customer or any reduction, delay in or cancellation of orders by any such customer, or the failure of the Company to market successfully to new customers could have a materially adverse effect on the Company's business, financial condition and results of operations. In fiscal 1997, the Company's accounts receivable balance increased significantly. While some of the Company's increase in accounts receivable resulted in the ordinary course from the Company's growth in revenue year to year, approximately $3 million of the accounts receivable at April 30, 1997 represented balances over 90 days past due from customers which negotiated extended payment terms as a condition to their purchase or during the course of the implementation process. As of October 31, 1997, the balance on those accounts was approximately $735,000. In the first six months of fiscal 1998, the Company signed notes with three customers. Two of the notes are due January 31, 1998, and do not bear interest. The third note is due October 31, 1998, and bears interest at prime plus one percent per annum. To the extent that significant customers of the Company continue to have the negotiating leverage to obtain extended payment terms, the Company's working capital requirements will be increased.

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

    Consistent with many companies in the software industry, the Company's business model is characterized by a very high degree of operating leverage. Employee and facility expenditures comprise a significant portion of the Company's operating costs and expenses, and are therefore, relatively fixed at least over the short term. In addition, the Company's expense levels and hiring plans are based, in significant part, on the Company's expectations as to near term future revenue levels. If revenue levels falls below expectations, net income is likely to be disproportionately adversely affected. There can be no assurance that the Company will be able to increase or even maintain its current level of profitability on a quarterly or annual basis in the future. Due to the foregoing, it is likely that in one or more future quarters the Company's operating results will be below the expectations of public securities market analysts. In such event, the price of the Company's common stock would likely be materially adversely affected.


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

    International Operations. Revenue from sales outside the United States in fiscal 1995, 1996 and 1997 and the first six months of fiscal 1998 accounted for approximately 16.3%, 40.8%, 41.2% and 28.0% respectively, of the Company's total revenue. International operations are subject to inherent risks, including the impact of possible recessionary environments in economies outside the United States, changes in demand for the Company's products resulting from fluctuations in exchange rates, unexpected changes in legal and regulatory requirements including those relating to telemarketing activities, changes in tariffs, seasonality of sales, costs of localizing products for foreign markets, longer accounts receivable collection periods and greater difficulty in accounts receivable collection, difficulties and costs of staffing and managing foreign operations, reduced protection for intellectual property rights in some countries, potentially adverse tax consequences and political and economic instability. There can be no assurance that the Company will be able to sustain or increase international revenue, or that the factors listed above will not have a material adverse impact on the Company's international operations. While the Company's expenses incurred in foreign countries are typically denominated in the local currencies, revenue generated by the Company's international sales typically is paid in U.S. dollars or British pounds. Although exposure to currency fluctuations to date has been insignificant, there can be no assurance that fluctuations in currency exchange rates in the future will not have a material adverse impact on the Company's international operations. The Company currently does not engage in hedging activities.

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

    Volatility of Stock Price. The market price for the Company's common stock has been and is expected to continue to be significantly affected by factors such as the announcement of new products or product enhancements by the Company or its competitors, technological innovations by the Company or its competitors, quarterly variations in the Company's results of operations or the results of operations of the Company's competitors, changes in earnings estimates or recommendations by securities analysts and general market conditions. In particular, the stock prices for many companies in the technology and emerging growth sector have experienced wide fluctuations, which have often been unrelated to the operating performance of such companies. Such fluctuations may adversely affect the market price of the Company's common stock.

Part II:  Other Information

Item 1:  Legal Proceedings:

         The Company is a party to various legal disputes and proceedings arising from the ordinary course of general business activities. In the opinion of management, resolution of these matters is not expected to have a material adverse effect on the financial position of the Company. However, depending on the amount and timing, an unfavorable resolution of some or all of these matters could materially affect the Company's future results of operations or cash flows in a particular period.

Item 2:  Changes in Securities and Use of Proceeds

         On December 12, 1996, the Company's Registration Statement on Form S-1 (File No. 333-13771) became effective. The Company has filed Form SR disclosing the sale of securities and the use of proceeds through March 12, 1997. The net proceeds from the offering were $30,625,564. No information has changed, except for the use of proceeds. The following are the use of proceeds from the effective date (December 12, 1996) through October 31, 1997:

           Purchase and installation of machinery and equipment     $  1,656,436
           Repayment of indebtedness                                   1,526,195
           Working capital                                            27,442,933
                                                                     -----------
           Total                                                     $30,625,564
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

Item 3:  Defaults upon Securities:

         Not Applicable.

Item 4:  Submission of Matters to a Vote of Security Holders:

         The Annual Meeting of Stockholders (the "Annual Meeting") was held on August 26, 1997 at the Holiday Inn Fair Oaks. In connection with the Annual Meeting, proxies representing 6,628,636 shares or 90.5% of the total outstanding shares were present and voted in the following manner:

                                                                                            Number of Votes Cast
                                                                                            ---------------------
                             Description of Matter                               For        Withheld    Instructed
                             ---------------------                               ---        --------    ----------
1     To elect two Class I directors to serve on the Board of Directors for a three-year term or until their successors are elected and qualified.
          Marcus W. Heth                                                      6,621,521        7,115         1,550
          Charles A. Johnson                                                  6,623,071        5,656         1,550

                                                                                                                       Broker
                                                                                 For        Against       Abstain     Non-Vote
                                                                                 ---        -------       -------     --------
2 To ratify the selection of the firm of Deloitte & Touche LLP as
      independent auditors for the fiscal year ending April 30, 1998.         6,624,576        2,500         1,560        0

Item 5:  Other Information:

         Not Applicable.

Item 6:  Exhibits and Reports on Form 8-K:

         A.  Exhibits

Exhibit No.    Exhibits
-----------    --------
10.10          Loan and Security Agreement between the Company and Silicon
               Valley Bank, dated as of October 29, 1997
11.1           Statement Regarding Computation of Net Income (Loss) Per Share
27.1           Financial Data Schedule

         B. Reports on Form 8-K:

               There were no reports on Form 8-K filed during the quarter ended October 31, 1997.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          VERSATILITY INC.



Dated:   December 15, 1997                By:  /s/  Donald C. Yount
                                               ________________________________
                                               Donald C. Yount
                                               Senior Vice President, Finance
                                               and Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)