Form 10-K/A
period 1997-04-30
VERSATILITY INC
filed 1998-04-30
CIK 1023393

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                  FORM 10-K/A

AMENDMENT NO. 1 TO FORM 10K
(Mark One)

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

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Definitive Proxy Statement dated July 28, 1997 delivered to the Stockholders in connection with the Annual Meeting of Stockholders to be held on August 26, 1997 are incorporated by reference in Part III hereof.

                               TABLE OF CONTENTS

PART I.
Item  1. Business................................................................................  3
Item  2. Properties.............................................................................. 11
Item  3. Legal Proceedings....................................................................... 11
Item  4. Submission of Matters to a Vote of Security Holders..................................... 12

PART II.
Item  5. Market for Registrant's Common Stock and Related Stockholder Matters.................... 13
Item  6. Selected Financial Data................................................................. 14
Item  7. Management's Discussion and Analysis of Financial Condition and Results of Operations... 14
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.............................. 26
Item  8. Financial Statements and Supplementary Data............................................. 27
Item  9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.... 27

PART III.
Item 10. Directors and Executive Officers of the Registrant...................................... 28
Item 11. Executive Compensation.................................................................. 28
Item 12. Security Ownership of Certain Beneficial Owners and Management.......................... 28
Item 13. Certain Relationships and Related Transactions.......................................... 28

PART IV.
Item 14. Exhibits, Financial Statements and Reports on Form 8-K.................................. 29
SIGNATURE............................................... ........................................ 30

THE UNDERSIGNED REGISTRANT HEREBY AMENDS THE FOLLOWING ITEMS, FINANCIAL STATEMENTS, EXHIBITS OR OTHER PORTIONS OF ITS ANNUAL REPORT ON FORM 10-K AS SET FORTH HEREIN. THIS ANNUAL REPORT ON FORM 10K/A IS FILED IN CONNECTION WITH THE COMPANY'S RESTATEMENT OF ITS CONSOLIDATED FINANCIAL STATEMENTS FOR THE FISCAL YEAR ENDED APRIL 30, 1997. EXCEPT AS OTHERWISE NOTED, INFORMATION CONTAINED IN THIS REPORT IS AS OF APRIL 30, 1997.

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

        The Company's products are used by customers operating large and mid-sized call centers for activities including telebanking, claims servicing, customer service, consumer product telesales and other applications. Since introducing the VERSATILITY SERIES in May 1995, the Company has licensed VERSATILITY SERIES applications for use on over 12,000 agent desktops. The Company's customers include Avantel, S.A., British Telecommunications, Plc, Chase Card Members Services and Mellon Bank. Versatility markets its products and services to customers in a number of targeted industries, including the financial services and communications industries. The Company sells its software and services in the United States through a direct sales organization that focuses primarily on enterprise-wide, large-scale solutions with complex requirements. In addition, Versatility markets and sells software through value-added resellers, distributors and third party systems integrators, in the United States and internationally.

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

        The Company's products include a number of software applications which provide call center agents with desktop access to a variety of information in an easy-to-use graphical format, including customer identity and call history, comprehensive product descriptions such as features and benefits, and a list of related products or services which an agent can cross-sell or up-sell to the customer. The Company's software includes scripting capabilities which efficiently guide agents through each stage of the sales or service process, including initial contact, presentation of product offerings, responses to frequently asked questions or objections, quote generation, order taking and fulfillment. In addition, the Company's products can be tailored to the specific needs of the organization or marketing campaign and customized to match the skill sets of individual call center agents. The Company's products also facilitate the exchange of information between the call center and the organization's other information systems, allowing the organization to incorporate data generated in the call center into their other business operations. In addition to desktop applications, the Company's products include optional server-based software which allows customers to leverage CTI and other technologies to increase the speed and productivity of their telephony-based activities.

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

PRODUCTS

        The Company's products include the VERSATILITY SERIES, a suite of modular applications that includes optional software-based marketing and telephony services. The VERSATILITY SERIES can be modified with available customization tools and is designed to support customers with large user populations. For smaller installations, the Company offers VERSATILITY CALLCENTER (see subsequent developments) which includes key elements of the VERSATILITY SERIES applications, scaled to support 50 users or less.

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

        The VERSATILITY SERIES includes applications to address telemarketing, telesales and customer services activities with VERSATILITY TELESALES/TELESERVICE. The Company was also developing two additional applications, VERSATILITY FINANCIAL SERVICES and VERSATILITY TELECOM, which will include the same architecture and core functionality as the Company's current application, with additional features specifically designed to address the financial and telecommunications industries. The VERSATILITY SERIES supplies a call center agent with customer information as an outbound telephone call is made or as an inbound call is routed to that agent. Once customer contact is made, an agent can access product information, such as features, benefits and commonly asked questions, in order to effectively and accurately market and sell that product. An agent can then click to descriptions of other products to cross-sell or up-sell. To close a sale, an agent can access on-line order taking and fulfillment capabilities. Building on these core functions, the VERSATILITY SERIES provides additional capabilities to generate on-line quotes, readily access information regarding discounts and schedule automatic customer call-backs.

        All VERSATILITY CALL CENTER APPLICATIONS are Windows-based and are integrated with the VERSATILITY POWERGUIDE facility, a presentation support tool providing call guides and scripting capabilities. VERSATILITY POWERGUIDE enables selling scripts to be tailored to the needs of the company or marketing campaign and customized to match the skill sets of particular telemarketing agents. VERSATILITY POWERGUIDE can integrate with one or more external applications, such as word processing, spreadsheet, and graphics presentation applications, using Microsoft's Dynamic Data Exchange standard or OLE Automation to exchange information between applications. VERSATILITY POWERGUIDE can also be used to generate Microsoft Visual Basic forms and applications.

    VERSATILITY CALL CENTER APPLICATIONS allow customers to develop many versions of the application which can be tailored extensively and used simultaneously. For example, a call center may want to have a different application design and functionality for each marketing and selling campaign. Each tailored application can be augmented by its own tailored VERSATILITY POWERGUIDE session.

    In addition to VERSATILITY CALL CENTER APPLICATIONS, the VERSATILITY SERIES provide network server services, called the VERSATILITY MARKETING MANAGEMENT SERVICES, which provide the call center network and its managers with a number of capabilities, including list, database and campaign management, adaptive marketing, statistical tracking, data warehousing, decision support, document production, integration with document management systems and centralized call center operations management. Additionally, the VERSATILITY SERIES CTI services, called VERSATILITY OPEN TELEPHONY SERVICES, help integrate the telephone and computer systems, provide functions such as screen-based telephony, "screen pops" in which relevant caller information appears on an agent's screen as an inbound call arrives or as an outbound call is initiated, predictive dialing of outbound campaigns, coordination of service levels, inbound and outbound dynamic call blending and IVR integration and coordination.

    All VERSATILITY SERIES products are licensed based on the total number of concurrent desktop users. The U.S. list price of the VERSATILITY SERIES is $1950 per license which includes VERSATILITY TELESALES/TELESERVICE, VERSATILITY POWERGUIDE, and VERSATILITY OPENTEL. Specific add-ons differ depending on whether a customer's business model calls for an inbound only, outbound only, or blended (inbound/outbound) center. These modules include VERSATILITY PREDICTIVE and VERSATILITY CAMPAIGN PLUS for outbound, and VERSATILITY CALL BLENDING for blended centers. Other optional modules sold depend on the interfaces to the customer interaction center and include VERSATILITY OPENWEB for integrating the Web with the call center, and VERSATILITY IVR for integrating IVR with the call center. The U.S. list price of these modules ranges from $200 to $1,000 per user per service. A majority of the revenue from the VERSATILITY SERIES products has been derived from contracts with customers in amounts in excess of $200,000.

    VERSATILITY CALLCENTER. In August 1996, the Company released VERSATILITY CALLCENTER, a CD-ROM-based call center software application designed to support formal or informal call centers of 50 agents or less. VERSATILITY CALLCENTER includes many of the features of the VERSATILITY CALL CENTER APPLICATIONS, including customer profiles, product information, product features and benefits, question and objection handling, quotation preparation and order taking and servicing, literature fulfillment, activity tracking with call back calendars and reminders, scripting and call guides. In addition, the product supports list management and call recycling for outbound campaigns and CTI for screen-based dialing and incoming call management, including screen pops of customer profile information. VERSATILITY CALLCENTER also incorporates several network-based server facilities that include elements of the VERSATILITY MARKETING MANAGEMENT and VERSATILITY OPEN TELEPHONY services, redesigned to meet the needs of this smaller customer. VERSATILITY CALLCENTER is also licensed based on the number of concurrent users and has a U.S. list price of $1,695 per user.

    Federal, state and foreign law, including the Telephone Consumer Protection Act of 1991 and the Federal Fair Debt Collection Practices Act, regulate certain uses of outbound call processing systems. Although compliance with these laws may limit the potential uses of the Company's products in some respects, the Company's products can be programmed to operate automatically in full compliance with these laws through the use of appropriate calling lists and calling campaign time parameters. There can be no assurance, however, that future legislation further restricting telephone solicitation practices, if enacted, would not adversely affect the Company.

SUBSEQUENT DEVELOPMENTS

     In October 1997 the Company ceased actively marketing the VERSATILITY CALLCENTER CD-Rom based product, and notified its customers it would no longer provide support for the application. The Versatility CallCenter was a client/server packaged software application in which provides the basic features and functions of the Versatility series desktop applications to smaller formal or informal call centers typically found in mid-sized companies or departments of larger organizations.

SERVICES

    Versatility provides fee-based maintenance and support services designed to increase the effectiveness and ongoing performance of its customer's call center operations and to increase the Company's revenue base. As of April 30, 1997, the Company employed 31 employees providing professional services, maintenance and training.

    PROFESSIONAL SERVICES. The Company's consultants work closely with customers to provide assistance with application implementation and customization, interface development, communications and information systems integration, planning and project management. Fees for professional services are charged separately from the Company's software product licenses and are charged on a time-and-materials basis or fixed fee.

    MAINTENANCE. Maintenance services are available for an annual fee equal to a percentage of the total license price. Maintenance services include software updates, maintenance releases and technical support. The Company offers telephone, pager, electronic mail, dialup modem and facsimile customer support. The Company also provides customers with technical bulletins, weekly status reports and ongoing communications on new features or products under development.

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

CUSTOMERS

    Since introducing the VERSATILITY SERIES in May 1995, the Company has licensed VERSATILITY SERIES applications for use on over 12,000 agent desktops. For the fiscal year ended April 30, 1997, the Company's two largest customers accounted for 45.0% of the Company's total revenue, of which one customer, British Telecommunications, Plc ("BT"), accounted for 34.6%. Although the particular customers may change from period to period, the Company expects that large sales to a limited number of customers will continue to account for a significant percentage of its total revenue in any particular period. Revenue from customers outside the United States accounted for 16.3%, 40.8% and 54.6% of the Company's total revenue for fiscal 1995, 1996 and 1997, respectively. See further discussion regarding the business segment and geographic area information in Note 11 of Notes to the Consolidated Financial Statements.

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

    The VERSATILITY SERIES AND VERSATILITY CALLCENTER products are built using a highly scalable and flexible three-tier client/server model which takes advantage of the difference in computing power between the desktop client and the server to free-up limited desktop computing power and memory. The Company's products support a number of client computing platforms, such as Microsoft Windows 95 and Microsoft Windows NT; leading relational databases from

Oracle, Sybase, and Microsoft; and server operating systems, such as Microsoft Windows NT Server and various versions of Unix. The Company's products have been developed using Microsoft Visual C++, Microsoft Foundation Classes and Centura Team Developer.

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

    In June 1997, Versatility announced the industry's first components-based application architecture and delivered the initial products - VERSATILITY TELESALES/TELESERVICE V 3.0 and VERSATILITY POWERGUIDE V 2.0 of this component based framework. The company will be working aggressively over the rest of the fiscal year to deliver the other components of this Application Framework.

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

COMPETITION

    The market for the Company's products is intensely competitive, highly fragmented and subject to rapid change. Because the Company offers multiple applications which can be purchased separately or integrated as part of the VERSATILITY SERIES, the Company competes with a variety of companies depending on the target market for their applications software products. The Company's principal competitors in the customer interaction software market are Information Management Associates, Inc., Scopus Technology, Inc., and The Vantive Corporation. For installations where telephony functions are of prime importance, competitors include Davox Corporation, Early Cloud and Company (a division of IBM) and EIS International, Inc. The Company also competes with third party professional service organizations that develop custom software and with the information technology departments of potential customers. The Company's potential competitors also include a number of large hardware and software companies that may develop or acquire products that compete with the Company's products. The Company believes that the principal competitive factors affecting its market include product features such as flexibility, scalability, interoperability, functionality and ease of use, as well as product reputation, quality, performance, price, customer service and support, the effectiveness of sales and marketing efforts and vendor reputation. Although the Company believes that its products currently compete favorably with respect to such factors, there can be no assurance that the Company can maintain its competitive position against current and potential competitors, especially those with significantly greater financial, marketing, service, support, technical and other resources.

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

REGULATORY ENVIRONMENT

    Federal, state and foreign laws regulate certain uses of outbound call processing systems. The Federal Telephone Consumer Protection Act (the "TCPA") prohibits the use of automatic dialing equipment to call emergency telephone lines, health care and similar facility patient telephone lines, and telephone lines where the called party is charged for incoming calls, such as those used by pager and cellular phone services. The TCPA prohibits use of such equipment to engage two or more lines of a multi-line business simultaneously. Among other things, the TCPA required the Federal Communications Commission ("FCC") to create regulations protecting residential telephone subscribers from unwanted telephone solicitations. The rules adopted by the FCC require that telemarketers maintain a company-specific "do-not-call list" which contains the names and numbers of residential subscribers who do not want to receive calls. An entity which has an "established business relationship" with a party it calls and tax-exempt nonprofit organizations are exempt from do-not-call lists. The rules also require that telemarketers may call consumers only after 8 a.m. and before 9 p.m., local time. Certain states have enacted similar laws limiting access to telephone subscribers who object to receiving solicitations. Although compliance with these laws may limit the potential use of the Company's products in some respects, the Company's systems can be programmed to operate automatically in full compliance with these laws through the use of appropriate calling lists and calling campaign time parameters. There can be no assurance, however, that future legislation further restricting telephone solicitation practices, if enacted, would not adversely affect the Company.

EMPLOYEES

    As of April 30, 1997, the Company had 186 full-time employees, of which 165 were based in the United States and 21 were based internationally. None of the employees of the Company are covered by a collective bargaining agreement. As of April 30, 1997 the Company did not have long-term employment agreements with any of its employees. The Company considers its relations with its employees to be good.

    The Company believes its future success will depend in large part on the Company's ability to recruit and retain qualified employees, especially experienced software engineering and sales personnel. The competition for such personnel is intense. There can be no assurance that the Company will be successful in retaining or recruiting key personnel.

RECENT DEVELOPMENTS

    On March 12, 1998, the Company announced that it expected to restate its financial results for the fiscal year ended April 30, 1997 and the fiscal quarters ended July 31, 1997 and October 31, 1997, and that its Form 10Q for the quarter ended January 31, 1998 would not be filed on time, all as a result of concerns over the accounting treatment of certain transactions, which the Company was examining. This report of Form 10K/A includes restated financial statements for the fiscal year ended April 30, 1997. The uncertainties resulting from this announcement have had a material adverse affect on the Company's business and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operation."

    As a result of concerns over the matters disclosed in the Company's March 12, 1998 press release, the National Association of Securities Dealers ("NASD") suspended trading of the Company's common stock on the NASDAQ National Market, and instituted proceedings to remove the Company's common stock from listing on the National Market. The NASD has indicated that trading may resume after publication of the Company's restated financial statements; however, a hearing on delisting is scheduled for April 30, 1998. There can be no assurance that the Company's common stock will resume trading on the NASDAQ National Market or that, once trading resumes, the common stock will continue to be listed on the National Market or any other listing or exchange.

    Since April 30, 1997, the Company has replaced substantially all of its senior management. The Company's current President and Chief Operating Officer and current Chief Financial Officer joined the Company in February 1998, together with the new Senior Vice President of Operations. The Company's former President, Chairman and Chief Executive Officer resigned from all positions with the Company, and the former Chief Financial Officer and Vice President in charge of sales have also left the Company.

    Between April, 1997 and February, 1998, the Company grew its work force to
256. In March and April 1998, the Company significantly reduced its workforce as a result of the Company's continued operating losses. At April 25, 1998 the Company employed 131 people in the US and 43 in its international unit.

ITEM 2. PROPERTIES

    The Company's principal administrative, sales, marketing, support, and research and development facility is located in 41,940 square feet of modern office space in Fairfax, Virginia. This facility is leased to the Company through 2004. In addition, the Company has entered into a lease for an additional 9,033 square feet of office space located in a building in Fairfax, Virginia near its existing offices. The Company also leases 2,463 square feet in Irvine, California and 6,600 square feet in Aldermaston, U.K. Management believes its current facilities are adequate. The Company is currently in the process of either subleasing or looking at alternatives to subleasing any excess space they have as a result of the downsizing of employees.

ITEM 3. LEGAL PROCEEDINGS

    One of the Company's former VARs has filed a claim for arbitration (non-binding) against the Company asserting, among other things, that the Company misrepresented the functionality of its products and wrongfully terminated the VAR's reseller agreement, and claiming not less than $1.0 million in damages. The Company defended this action in arbitration proceedings. In April, 1997, the arbitration panel awarded $267,000 in net damages to the plaintiff in the proceedings. The arbitration panel's decision was appealed. In August 1997, the Company settled the litigation with the former VAR for $250,000. The Company recorded a one-time charge in the quarter ending July 31, 1997 related to this litigation for $500,000, which included the settlement charge and other costs and expenses associated with the litigation.

    Recent Developments

         Between March 6, 1998 and April 8, 1998 the Company and certain of its current and former officers and directors, among others, were sued in various putative securities class actions filed in the United States District Court for the Southern District of New York and the United States District for the Eastern District of Virginia, as follows: Thomas Esposito, et al. v. Versatility, Inc., et al. (S.D.N.Y.); Tammy Newsman v. Versatility, Inc., et al. (S.D.N.Y.); Sam Succar v. Versatility, Inc. et al. (S.D.N.Y.); Thomas K. Doyle v. Versatility, Inc. et al. (E.D. Va); and Steven Bowen v. Versatility, Inc. et al. (S.D.N.Y.) (together "the putative class actions"). In addition, the Company's auditors and the lead underwriters in its December 1996 initial public offering (IPO) were named as defendants in one or more of the putative class actions. Collectively, the putative class actions assert claims under Sections 11, 12(2) and 15 of the Securities Act of 1933 and Section 10(b) and 20(a) of the Securities Exchange Act of 1934 for alleged misrepresentations and omissions in connection with the SEC public filings and
other public  statements  made by the  Company.   Among  other allegations, each
of  the  putative  class  actions   alleges  that  the Company misrepresented
its financial results and its accounting practices during the period December 12, 1996 through March 12, 1998, including in the Company's IPO Prospectus. The complaints in certain of the putative class actions also assert, among other allegations, that the Company and certain of the other defendants made misrepresentations in the IPO Prospectus and thereafter regarding the performance capabilities of the Company's CALLCENTER product. See "Factors Which May Effect Future Operating Results - Litigation Risks" below.

         Although the Company intends to vigorously defend against all claims brought against it, the ultimate outcome, including amount of possible loss of litigation cannot be determined at this time. It is expected that the cost to defend these lawsuits will be substantial and will have a material adverse effect on the Company's business and results of operation.

         The Company is a party to various legal proceedings in the normal course of business, consisting of contract issues and employee matters, which outcome cannot be ascertained at this time (the more significant of which are described below). Taken together or individually, an adverse outcome on the results of these suits may have a materially adverse impact on the Company.

         A former employee has sued the Company for approximately $1,200,000 for breach of contract amongst other claims. The outcome of this matter cannot be ascertained at this time.

         A former customer is seeking damages in excess $1,000,000 for alleged breaches of contract and warranties, as well as alleged misrepresentations. On April 16, 1998, the Company filed a response denying the allegations and counter-claiming for damages in excess of $400,000 for breach of contract. This matter is currently in the discovery stage. The Company intends to vigorously defend this case. The outcome of this matter cannot be ascertained at this time.

         A customer of a Versatility reseller has sued for damages for an amount not less than $1,000,000. In December 1997, the District Court dismissed the action. In February 1998, essentially the same claim was made in a different District Court. The outcome of this matter cannot be ascertained at this time.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is traded on the Nasdaq National Market under the symbol "VERS." Following the Company's initial public offering on December 13, 1996, Nasdaq reported the following high and low sales prices in each quarter:

                                                                                   Low               High
                                                                                   ---               ----
    Quarter ended January 31, 1997 (subsequent to December 13, 1996)            $ 13.13           $  18.25

    Quarter ended April 30, 1997                                                   8.00              13.63

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

         As a result of concerns over the matters disclosed in the Company's March 12, 1998 press release, the National Association of Securities Dealers ("NASD") suspended trading of the Company's common stock on the NASDAQ National Market, and instituted proceedings to remove the Company's common stock from listing on the National Market. The NASD has indicated that trading may resume after publication of the Company's restated financial statements; however, a hearing on delisting is scheduled for April 30, 1998, and there can be no assurance that the Company's common stock will continue to be listed on the National Market.

ITEM 6. SELECTED FINANCIAL DATA

                                                                        Year Ended April 30,
                                                 -----------------------------------------------------------------
                                                   1993       1994       1995       1996    1997 (As Restated) (2)
                                                 --------  ---------  ---------  ---------  ----------------------
                                                                (In thousands, except per share data)
         Consolidated Statement of Operations Data:
         Revenue:
           License revenue.....................    $5,510    $5,393    $  8,045   $ 10,345        $ 10,255
           Service and maintenance revenue.....     2,411     2,987       3,440      6,190           8,054
                                                   ------    ------    --------   --------        --------
               Total revenue...................     7,921     8,380      11,485     16,535          18,309
                                                   ------    ------    --------   --------        --------
         Cost of revenue:
           License revenue.....................     1,890     1,924       1,493        573           1,098
           Service and maintenance revenue.....     1,745     2,056       2,385      4,267           5,868
                                                   ------    ------    --------   --------        --------
               Total cost of revenue...........     3,635     3,980       3,878      4,840           6,966
                                                   ------    ------    --------   --------        --------
         Gross margin..........................     4,286     4,400       7,607     11,695          11,343
                                                   ------    ------    --------   --------        --------
         Operating expenses:
           Selling, general and administrative.     4,048     3,717       4,550      7,770          16,751
           Research and development............       183       389         711      2,074           2,892
           Depreciation and amortization.......       438       133         365        161             281
           Write-off of capitalized software...        --        --          --        829              --
                                                   ------    ------    --------   --------        --------
               Total operating expenses........     4,669     4,239       5,626     10,834          19,924
                                                   ------    ------    --------   --------        --------
         Income (loss) from operations.........      (383)      161       1,981        861          (8,581)
         Interest income (expense), net........        (7)      (20)         (9)         3             404
                                                   ------    ------    --------   --------        --------
         Income (loss) before provision
         (benefit) for                               (390)      141       1,972        864          (8,177)
           income taxes........................

         Provision (benefit) for income taxes..       (18)       31         715        207            (323)
                                                   ------    ------    --------   --------        ---------
         Net income (loss).....................    $ (372)   $  110    $  1,257   $    657        $ (7,854)
                                                   ======    ======    ========   ========        =========

         Net income (loss) per share (1).......                                   $   0.12        $  (1.26)
                                                                                  ========        =========
         Average common and common equivalent
         shares outstanding (1)................                                      5,603           6,241
                                                                                  ========        ========
                                                                             April 30,
                                                 ----------------------------------------------------------------
                                                   1993     1994       1995       1996     1997 (As Restated) (2)
                                                 -------- --------   --------   --------   ----------------------
         Consolidated Balance Sheet Data:
         Cash and cash equivalents.............   $  108   $  192     $ 1,414    $ 2,280          $18,826
         Working capital (deficiency)..........     (318)    (573)        446      5,028           25,355
         Total assets..........................    2,832    2,060       4,288      9,631           37,090
         Long-term debt, less current portion..      101      114          51         70              287
         Redeemable convertible preferred stock       --       --          --      3,561               --
         Stockholders' equity (deficit)........      (35)      75       1,331      1,834           28,168

----------
(1) Calculated on the basis described in Note 1 of Notes to Consolidated Financial Statements.
(2) See Note 13 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Subsequent to the issuance of the Company's consolidated financial statements for the year ended April 30, 1997, the Company's management determined that certain revenue had been inappropriately recognized, the related receivables had been improperly recorded, and certain costs had not been accrued or were improperly recorded during the fiscal year ended April 30, 1997. The discussion and analysis that follows has been revised to reflect the restatement for fiscal year 1997.

OVERVIEW

    Versatility is a leading provider of client/server customer interaction software that enables businesses to automate their telemarketing and teleselling capabilities. Founded in 1981 as an information management consulting firm, Versatility introduced its first commercial product in 1985, a telemarketing application product based on the Digital Equipment Corporation ("DEC") VAX/VMS System. The Company operated as a DEC value-added reseller, supplying turnkey call center solutions to large and mid-sized companies in a variety of industries, until the end of fiscal 1994. In November 1993, the Company began developing applications based on the client/server architecture which culminated with the release of the VERSATILITY SERIES in May 1995. In fiscal 1996, substantially all of the Company's revenue was derived from sales or services related to the VERSATILITY SERIES. In August 1996, the Company released VERSATILITY CALLCENTER, a CD-ROM-based call center software application that supports call centers of 50 agents or less. The VERSATILITY CALL CENTER CD-ROM product was discontinued in October 1997.

    The Company's revenue is derived principally from two sources: (i) product license fees for the use of the Company's software products and (ii) service fees for implementation, maintenance, consulting and training related to the Company's software products. While Hardware sales relating to implementation of the Company's VAX/VMS application was $1.4 million and represented 12.1% of the Company's revenue in fiscal 1995. The Company had $1.0 million and $767,364 of hardware revenue in fiscal years 1996 and 1997, respectively. Since the introduction of its client/server products beginning in fiscal 1996 hardware sales have become a less significant percentage of total revenues. Revenue from hardware sales has been included in license revenue for such years.

    The Company's contracts with its customers often involve significant customization and installation obligations. In these situations, license revenue is recognized based on the percentage of completion method, which is based on the achievement of certain performance milestones as defined in the contracts. When the Company is under no obligation to install or customize the software, license revenue is recognized upon shipment as long as cash collection is probable. Service revenue for implementation, consulting services and training is generally recognized as the services are performed. Revenue from maintenance services is recognized ratably over the term of the service agreement. An allowance for doubtful accounts receivable and sales has been recorded which is considered adequate to absorb currently estimated bad debts and disputed amounts in these account balances.

    For the fiscal year ended April 30, 1997, the Company's two largest customers accounted for 45.0% of the Company's total revenue, of which one customer, BT, accounted for 34.6%. Although the particular customers may change from period to period, the Company expects that large sales to a limited number of customers will continue to account for a significant percentage of its total revenue in any particular period. Given the customer concentration and the duration of the sales and implementation cycle, the loss of a major customer or any reduction or delay in sales to or implementation by these or other customers could have a material adverse effect on the Company's operating results in any particular period.

    Revenue from customers outside the United States accounted for 16.3%, 40.8% and 54.6% of the Company's total revenue for fiscal 1995, 1996 and 1997, respectively. While the Company's expenses incurred in foreign countries are typically denominated in the local currencies, revenue generated by the Company's international sales typically is paid in U.S. dollars or British pounds. Although exposure to currency fluctuations to date has been insignificant, there can be no assurance that fluctuations in currency exchange rates in the future will not have a material adverse impact on the Company's international operations. The Company currently does not engage in hedging activities.

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

RESULTS OF OPERATIONS

    The following table sets forth certain financial data for the periods indicated as a percentage of total revenue:

                                                                        Percentage of Total Revenue
                                                              --------------------------------------------
                                                                            Year Ended April 30,
                                                              --------------------------------------------
                                                                 1995       1996    1997 (As Restated) (1)
                                                              ---------- ---------- ----------------------
                Revenue:
                     License revenue.........................      70.0%      62.6%          56.0%
                     Service and maintenance revenue.........      30.0       37.4           44.0
                                                               --------   --------       --------
                          Total revenue......................     100.0      100.0          100.0
                                                               --------   --------       --------
                Cost of revenue:
                     License revenue.........................      13.0        3.5            6.0
                     Service and maintenance revenue.........      20.8       25.8           32.1
                                                               --------   --------       --------
                          Total cost of revenue..............      33.8       29.3           38.1
                                                               --------   --------       --------
                Gross margin.................................      66.2       70.7           61.9
                                                               --------   --------       --------
                Operating expenses:
                     Selling, general and administrative.....      39.6       47.0           91.5
                     Research and development................       6.2       12.5           15.8
                     Depreciation and amortization...........       3.2        1.0            1.5
                     Write-off of capitalized software.......        --        5.0             --
                                                               -------    --------       --------
                          Total operating expenses...........      49.0       65.5          108.8
                                                               --------   --------       --------
                Income from operations.......................      17.2        5.2          (46.9)
                Interest income (expense), net...............      (0.1)      (0.0)           2.2
                                                               --------   --------       --------
                Income (loss) before provision (benefit)           17.1        5.2          (44.7)
                for income taxes
                Provision (benefit) for income taxes.........       6.2        1.2           (1.8)
                                                               --------   --------       --------
                Net income (loss)............................      10.9%       4.0%         (42.9)%
                                                               ========   ========       ========

(1)   See Note 13 of the Notes to the Consolidated Financial Statements.

    The following table sets forth, for each component of revenue, the cost of such revenue expressed as a percentage of such revenue for the periods indicated:

                                                                            Year Ended April 30,
                                                                 ------------------------------------------
                                                                  1995       1996    1997 (As Restated) (1)
                                                                 ------     ------  -----------------------
                Cost of license revenue.....................      18.6%       5.5%          10.7%
                Cost of service and maintenance revenue.....      69.3%      68.9%          72.9%

(1)   See Note 13 of the Notes to the Consolidated Financial Statements.

FISCAL 1997 COMPARED TO FISCAL 1996

    REVENUE. Total revenue increased 10.7% from $16.5 million in fiscal 1996 to $18.3 million in fiscal 1997. Revenue from license fees essentially stayed the same in absolute dollars from $10.3 million in fiscal 1996, or 62.6% of total revenue, to $10.3 million in fiscal 1997, or 56.0% of total revenue. Service and maintenance revenue increased 30.1% from $6.2 million in fiscal 1996, or 37.4% of total revenue, to $8.1 million in fiscal 1997, or 44.0% of total revenue. The increase in total revenue was significantly influenced by the roll-out of the VERSATILITY SERIES at BT, which contributed $2.1 million in service and maintenance revenue in fiscal year 1997.

    COST OF REVENUE. Total cost of revenue increased from $4.8 million in fiscal 1996, or 29.3% of total revenue to $7.0 million in fiscal 1997, or 38.1% of total revenue. Cost of license revenue increase from $573,000 in fiscal 1996, or 5.5% of license revenue, to $1,098,000 in fiscal 1997, or 10.7% of license revenue. The increase was primarily related to providing third-party hardware and software products for customers, for which costs were recognized, but revenue has not been recognized. The cost of service and maintenance revenue increased from $4.3 million in fiscal 1996, or 68.9% of service and maintenance revenue, to $5.9 million in fiscal 1997, or 72.9% of service and maintenance revenue. The increase represents the addition of consulting and other staff needed to support projects as well as the costs relating to the installation of the Company's products at British Telecom and Avantel.

    SELLING, GENERAL AND ADMINISTRATIVE. The Company's selling, general and administrative expenses increased from $7.8 million in fiscal 1996, or 47.0% of total revenue, to $16.8 million in fiscal 1997, or 91.5% of total revenue. The increase was attributable to additions to the Company's headcount, primarily sales and marketing staff. During fiscal 1997, the number of the Company's employees grew from 135 to 186. Of the increase, 28 new hires joined the sales and marketing departments, with the remainder accepting management or administrative positions. The Company had planned their fiscal 1997 budget based upon forecasts of growth in fiscal 1997 and based upon reported operating results during the year.

    RESEARCH AND DEVELOPMENT. Research and development expenses increased from $2.1 million in fiscal 1996, or 12.5% of total revenue, to $2.9 million in fiscal 1997, or 15.8% of total revenue. The number of staff devoted to research and development increased over 34.6%. This increase in research and development expenditures resulted from the addition of software developers needed to support the Company's new product development, as well as costs relating to enhancements to the VERSATILITY SERIES AND VERSATILITY CALLCENTER products.

    DEPRECIATION AND AMORTIZATION AND WRITE-OFF OF CAPITALIZED SOFTWARE. Depreciation and amortization expenses increased from $161,000 in fiscal 1996 to $281,000 in fiscal 1997. While the Company entered into operating leasing arrangements for capital equipment acquired both in fiscal 1996 and 1997, the volume of assets purchased that were either retained or financed through capital leases, led to the increase in depreciation expense. Additionally, in fiscal 1996, the Company wrote off all remaining capitalized software totaling $829,000. No amounts were written off in fiscal 1997 and the Company anticipates that, for the foreseeable future, no software development costs will meet the requirements for capitalization.

    INTEREST INCOME (EXPENSE), NET. Interest income (expense), net was $3,000 in fiscal 1996 and $404,000 in fiscal 1997. The difference resulted from higher available cash balances in fiscal 1997, primarily due to the cash raised in the Company's Initial Public Offering.

    PROVISION FOR INCOME TAXES. The Company's provision for income taxes was $207,000 in fiscal 1996 compared to a benefit of $323,000 in fiscal 1997. The effective rate in fiscal 1996 was 24.0% versus a benefit of 3.95% in fiscal 1997. The Company effective rate in fiscal 1996 was due to tax benefits derived from sales made through the Company's Foreign Sales Corporation and due to a previously unrecognized tax benefit derived from the write-off in a previous period of an investment in a discontinued subsidiary.

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

LIQUIDITY AND CAPITAL RESOURCES

    The Company has funded its operations to date through cash generated from operations, through the private sale of preferred stock in January 1996 totaling $3.5 million, from funds obtained from revolving credit facilities with commercial banks and the Company's initial public offering in December 1996 that raised $30.6 million in net proceeds. On April 30, 1997, the Company's existing $2.5 million line of credit had an outstanding balance of $2.3 million and $404,678 was outstanding under its $1.0 million equipment line of credit. Advances under the working capital line bore interest at a variable annual rate equal to the prime rate of the bank plus 0.5%, and advances under the equipment line bore interest at a variable annual rate equal to the prime rate of the bank plus 1.0%. Both lines expired on August 5, 1997.

         On October 29, 1997, the Company entered into a new credit facility with its commercial bank which provided for a $5.0 million operating line of credit and a new $2.0 million equipment line of credit. Since the company was not in compliance with various covenants in the above credit facility in subsequent quarters, on April 28, 1998, the Company entered into an amendment to the credit facility which will be effective April 30, 1998, in which the bank will waive all prior non-compliance and which provides for the following terms: the $2.0 million equipment line was cancelled and the outstanding balance of $256,703 was transferred to the operating line of credit; upon the effective date the Company will permanently pay down the operating line to $3.8 million and may not borrow any additional amounts under the line. In addition, in exchange for the bank's forbearance in exercising its rights under the previous arrangement, the Company has agreed to issue to the Bank warrants to purchase 100,000 shares of the Company's common stock with an exercise price of $2.50 per share. The credit facility continues to be collateralized by all of the Company's assets. The agreement provides that the Company must maintain certain financial covenants, including a minimum tangible net worth and a minimum cash balance.

    At April 30, 1997, the Company had $18.8 million in cash and cash equivalents and $6.0 million in short term investments. For the year ended April 30, 1997, net cash used in operating activities totaled $6.6 million. In addition, the Company used $8.9 million for investing activities, which included $812,000 for capital expenditures, $516,000 loaned to Serenity Real Properties Limited Partnership and $7.5 million to purchase investments in corporate and municipal bonds. These uses of cash were offset by the net proceeds of $30.6 million from the Company's initial public offering and net borrowings of $1.5 million under the Company's working capital line of credit, resulting in a net cash increase of $16.5 million.

    The Company invested $156,000, $235,000 and $812,000 in capital expenditures in fiscal 1995, 1996 and 1997, respectively. Capital expenditures include purchases of computer hardware used primarily in product development, product demonstrations, training and support. Over the course of fiscal 1996, the Company had financed a portion of its capital equipment needs through operating leases. During fiscal 1997, the Company financed $437,000 of the capital assets acquired through a capital lease under its $1.0 million equipment line of credit with the remainder through operating leases.

    At April 27, 1998, the Company had $5.2 million in cash and cash equivalents and $8.1 million in accounts receivable. Subsequent to the date of the financial statements contained herein, the Company has incurred substantial operating losses and anticipates a significant loss in the fourth quarter of fiscal 1998. Additionally, the Company expects to incur significant amounts to defend the lawsuits described below in "Litigation Risks." While significant cost cutting measures have been initiated and completed in some circumstances, there can be no assurance that the Company's cash on hand and cash flows from operations will be sufficient to meet its' ongoing obligations. The Company has retained NationsBanc Montgomery Securities LLC to help it review its strategic alternatives which include additional capital raising activities and evaluating potential corporate partners. If the Company is unable to obtain additional financing sufficient to meet its operating needs, the Company may be required to significantly reduce the scope of its operations, which would have a material adverse effect on the Company's business, results of operations and its ability to compete. Such reduced operations and levels of cash may also cause the Company to default under its credit facility.

FACTORS WHICH MAY EFFECT FUTURE OPERATING RESULTS

    The following issues and uncertainties, among others, should be considered in evaluating the Company's outlook.

    RISKS RELATING TO CASH FLOW LEVELS. As of April 27, 1998, the Company had $5.2 million in cash and cash equivalents and $8.1 million in accounts receivable. The Company believes that its cash on hand and cash flow from anticipated operating activities may not be sufficient to meet its ongoing obligations through the second quarter of fiscal 1999. Additionally, the Company expects to incur significant amounts to defend the lawsuits described in "Litigation Risks." The Company's independent auditors have stated in their report issued in connection with the financial statements contained herein that they have substantial doubt about the Company's ability to continue as a going concern. The Company has retained NationsBanc Montgomery Securities LLC to help it review its strategic alternatives, which include additional capital raising activities and evaluating potential corporate partners. If the Company is unable to obtain additional financing sufficient to meet its operating needs, the Company may be required to significantly reduce the scope of its operations, which would have a material adverse effect on the Company's business, results of operations and its ability to compete. Such reduced operations and levels of cash may also cause the Company to be in default under its credit facility. See
Note 1 to the Company's Consolidated Financial Statements contained herein.

    ADVERSE EFFECTS OF RESTATEMENT OF FINANCIAL STATEMENTS. On March 12, 1998, the Company announced that it expected to restate its financial results for the fiscal year ended April 30, 1997 and the fiscal quarters ended July 31, 1997 and October 31, 1997, and that its Form 10-Q for the quarter ended January 31, 1998 would not be filed on time, all as a result of concerns over the accounting treatment of certain transactions, which the Company was examining. The uncertainties resulting from this announcement have had a material adverse affect on the Company's business and financial condition. In addition to its proceedings with the NASD (described in "Proceedings with the NASD" above), the filing of the lawsuits against the Company (described in "Litigation Risks" below) such announcement have and will continue to have additional adverse effects on the Company. First, due to the Company's financial uncertainty, certain customers of the Company have stated that they will postpone purchases of the Company's products and services until the Company's restated financial results are released. There is no assurance that once such results are released, such customers will purchase the Company's products and services. Second, there can be no assurance that, once such financial results are released and trading in the Company's Common Stock resumes, that the trading price per share of the Company's Common Stock will further decline due to reactions by analysts or otherwise.

    LITIGATION RISKS. Between March 6, 1998 and April 8, 1998 the Company and certain of its current and former officers and directors, among others, were sued in various putative securities class action cases filed in the United States District Court for the Southern District of New York and the United States District Court for the Eastern District of Virginia, as follows: Thomas Esposito, et al. v. Versatility, Inc. et al. (S.D.N.Y.); Tammy Newsman v. Versatility, Inc., et al. (S.D.N.Y.); Sam Succar v. Versatility, Inc., et al. (S.D.N.Y.); Thomas K. Doyle v. Versatility, Inc. et al. (E.D. Va); and Steven Bowen v. Versatility, Inc. et al. (S.D.N.Y.) (together "the putative class actions"). In addition, the Company's auditors and the lead underwriters in its December 1996 initial public offering (IPO) were named as defendants in one or more of the putative class actions. Collectively, the putative class actions assert claims under Sections 11, 12(2), and 15 of Securities Act of 1933 and
Section 10(b) and 20(a) of the Securities Exchange Act of 1934 for alleged misrepresentations and omissions in connection with the SEC public filings and other public statements made by the Company. Among other allegations, each of the putative class actions alleges that the Company misrepresented its financial results and its accounting practices during the period December 12, 1996 through March 12, 1998, including in the Company's IPO Prospectus. The complaints in certain of the putative class actions also assert, among other allegations, that the Company and certain of other defendants made misrepresentations in the IPO Prospectus and thereafter regarding the performance capabilities of the Company's CallCenter product. Although the Company intends to vigorously defend against all claims brought against it, the ultimate outcome, including the amount of possible loss, of litigation cannot be determined at this time. It is expected that the cost to defend these lawsuits will be substantial and will have a material adverse effect on the Company's business and results of operations. An unfavorable outcome in the litigation could have a material adverse effect on the Company's financial condition and results of operations.

         A former employee has sued the Company for approximately $1,200,00 for alleged breaches of contract amongst other claims. The outcome of this matter cannot be ascertained at this time.

         A former customer is seeking damages in excess of $1,000,000 for alleged breaches of contract and warranties, as well as alleged mispresentations. On April 16, 1998, the Company filed a response denying the allegations and counter-claiming for damages in excess of $400,000 for breach of contract. This matter is currently in the discovery stage. The Company intends to vigorously defend this case. The outcome of this matter cannot be ascertained at this time.

         A customer of a Versatility reseller has sued for damages for an amount not less than $1,000,000. In December 1997, the District Court dismissed the action. In February 1998, essentially the same claim was made in a different District Court. The outcome of this matter cannot be ascertained at this time.

         As a result of concerns over the matters disclosed in the Company's March 12, 1998 press release, the National Association of Securities Dealers ("NASD") suspended trading of the Company's common stock on the NASDAQ National Market, and instituted proceedings to remove the Company's common stock from listing on the National Market. The NASD has indicated that trading may resume after publication of the Company's restated financial statements; however, a hearing on delisting is scheduled for April 30, 1998. In addition, the NASD is continuing to investigate the circumstances surrounding the Company's restatements. There can be no assurance that the Company's common stock will continue to be listed on the National Market.

    DEPENDENCE ON NEW PRODUCTS; RISK ASSOCIATED WITH SERVICING THE CUSTOMER INTERACTION SOFTWARE MARKET. The Company currently derives substantially all of its revenue from sales of its VERSATILITY SERIES software and related services. The VERSATILITY SERIES was introduced in May 1995, and the Company expects that this product and related services will continue to account for a all of the Company's revenue for the foreseeable future. However, the Company has little operating history with the VERSATILITY SERIES products. The Company's financial results for periods prior to fiscal 1996 reflect sales of the Company's previous generation of products, which the Company no longer actively markets. The lifecycle of the Company's current products is difficult to estimate as a result of many factors, including the unknown future demand for customer interaction software and the effects of competition in this market. Moreover, although the Company intends to enhance these products and develop related products, the Company's strategy is to continue to focus on providing customer interaction software applications as its sole line of business. As a result, any factor adversely affecting the market for customer interaction software applications in general, or the VERSATILITY SERIES products in particular, could adversely affect the Company's business, financial condition and results of operations. The market for customer interaction software products is intensely competitive, highly fragmented and subject to rapid change. The Company's outlook will depend on continued growth in the market for customer interaction applications. There can be no assurance that the market for customer interaction applications will continue to grow. If this market fails to grow or grows more slowly than the Company currently anticipates, the Company's business, financial condition and results of operations would be materially adversely affected.

    DEPENDENCE ON LARGE LICENSE FEES AND CUSTOMER CONCENTRATION. A relatively small number of customers have accounted for a significant percentage of the Company's revenue in any given period. In fiscal 1997, the Company's two largest customers accounted for 45.0% of the Company's total revenue, of which, BT accounted for 34.6%. Although the particular customers may change from period to period, the Company expects that large sales to a limited number of customers will continue to account for a significant percentage of its revenue in any particular period for the foreseeable future. Therefore, the loss, deferral or cancellation of an order could have a significant impact on the Company's operating results in a particular quarter. The Company has no long-term contracts with its customers and there can be no assurance that its current customers will place additional orders, or that the Company will obtain orders of similar magnitude from other customers. The loss of any major customer or any reduction, delay in or cancellation of orders by any such customer, or the failure of the Company to market successfully to new customers could have a materially adverse effect on the Company's business, financial condition and results of operations.

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

    EXPANSION OF SALES FORCE AND CHANNELS OF DISTRIBUTION. Historically, the Company has distributed its products primarily through its direct sales force. An integral part of the Company's strategy was to expand its direct sales force while developing additional marketing, sales and implementation relationships with third party systems integrators and VARs. The Company's ability to achieve revenue growth in the future will depend on its ability to attract, train and retain additional qualified direct sales personnel. In addition, the Company was investing significant resources to develop its relationships with third party systems integrators and VARs, especially in international markets. The Company has only limited experience distributing its products through indirect channels. If the Company is unable to develop its relationships with third party systems integrators and VARs, or if the third party systems integrators and VARs with which the Company develops relationships are unable to effectively market, sell and implement the Company's software applications, the Company's business, financial condition and results of operations could be materially adversely affected. Subsequent to fiscal 1997, the VARs relationships did not develop as planned and the Company has significantly reduced its relationships with many VARs and its dependence on them for future business.

    DEPENDENCE ON INDIRECT DISTRIBUTION CHANNELS; POTENTIAL FOR CHANNEL CONFLICT. The Company's strategy was to increase its use of third party systems integrators and VARs to distribute its products. These independent sales organizations, which generally install and support the product lines of a number of companies, are not under the direct control of the Company, are not subject to any minimum purchase requirements and can discontinue marketing the Company's products at any time without cause. Many of the Company's third party systems integrators and VARs sell or co-market potentially competitive products. Accordingly, the Company must compete for the focus and sales efforts of its third party systems integrators and VARs. Additionally, selling through indirect channels may limit the Company's contacts with its customers. As a result, the Company's ability to accurately forecast sales and revenue, evaluate customer satisfaction and recognize emerging customer requirements may be hindered. In addition, the Company's gross profit on sales to third party systems integrators and VARs tends to be lower than on its direct sales, although the Company's selling and marketing expenses and servicing costs also tend to be lower with respect to these sales. There can be no assurance that the Company's current third party systems integrators and VARs will continue to distribute or recommend the Company's products or do so successfully. There can also be no assurance that one or more of these companies will not begin to market products in competition with the Company. The termination of one or more of these relationships could adversely affect the Company's business, financial condition and results of operations.

    The Company's fiscal 1997 strategy of marketing its products directly to end-users and indirectly through VARs and third party systems integrators may result in distribution channel conflicts. The Company's direct sales efforts may compete with those of its indirect channels and, to the extent different resellers target the same customers, resellers may also come into conflict with each other. Although the Company has attempted to manage its distribution channels in a manner to avoid potential conflicts, there can be no assurance that channel conflicts will not materially adversely affect its relationships with existing third party systems integrators or VARs or adversely affect its ability to attract new third party systems integrators and VARs.

    DEPENDENCE ON PRACTICE PARTNERS. The Company is currently enlisting the support of a specific group of professional services organizations which will engage in the practice of implementing and customizing the Company's software products. Referred to as "Practice Partners," these organizations do not resell or otherwise market the Company's products. Instead, the Company intends to support the Practice Partners' efforts to learn to install, customize and support the Company's products. The Company's future revenues may depend on the ability of the Practice Partners to achieve this goal. Further, the costs required to enlist, train and assist the Practice Partners could have a materially adverse affect on the Company's business, financial condition and results of operations. Subsequent to Fiscal 1997, the Company reduced its reliance on Practice Partners.

    INTERNATIONAL OPERATIONS. Revenue from sales outside the United States in fiscal 1995, 1996 and 1997 accounted for approximately 16.3%, 40.8% and 54.6%, respectively, of the Company's total revenue. International operations are subject to inherent risks, including the impact of possible recessionary environments in economies outside the

United States, changes in demand for the Company's products resulting from fluctuations in exchange rates, unexpected changes in legal and regulatory requirements including those relating to telemarketing activities, changes in tariffs, seasonality of sales, costs of localizing products for foreign markets, longer accounts receivable collection periods and greater difficulty in accounts receivable collection, difficulties and costs of staffing and managing foreign operations, reduced protection for intellectual property rights in some countries, potentially adverse tax consequences and political and economic instability. There can be no assurance that the Company will be able to sustain or increase international revenue, or that the factors listed above will not have a material adverse impact on the Company's international operations. While the Company's expenses incurred in foreign countries are typically denominated in the local currencies, revenue generated by the Company's international sales typically is paid in U.S. dollars or British pounds. Although exposure to currency fluctuations to date has been insignificant, there can be no assurance that fluctuations in currency exchange rates in the future will not have a material adverse impact on the Company's international operations. The Company currently does not engage in hedging activities.

    A significant element of the Company's strategy in fiscal 1997 was to continue the expansion of its operations in international markets. This expansion has required and will continue to require significant management attention and financial resources to develop international sales channels. Because of the difficulty in penetrating new markets, along with the Company's size and geographic location, there can be no assurance that the Company will be able to maintain or increase international revenue. To the extent that the Company is unable to do so, the Company's financial condition and results of operations could be materially adversely affected. A substantial portion of the Company's international sales are expected to be made using indirect selling channels, such as third party systems integrators and VARs. A reduction in sales by all or some of these distributors or a termination of their relationships with the Company could have a material adverse effect on the Company's business, financial condition and results of operations.

    COMPETITION. The market for the Company's products is intensely competitive, highly fragmented and subject to rapid change. Because the Company offers multiple applications which can be purchased separately or integrated as part of the VERSATILITY SERIES, the Company competes with a variety of companies depending on the target market for their applications software products. The Company's principal competitors in the customer interaction software market are Information Management Associates, Inc., Scopus Technology, Inc. and The Vantive Corporation. For installations where telephony functions are of prime importance, competitors include Davox Corporation, Early Cloud and Company (a division of IBM) and EIS International, Inc. The Company also competes with third party professional service organizations that develop custom software and with the information technology departments of potential customers, which develop applications internally. Among the Company's potential competitors are also a number of large hardware and software companies that may develop or acquire products that compete with the Company's products. Increased competition is likely to result in price reductions, reduced operating margins and loss of market share, any of which could materially adversely affect the Company's business, financial condition and results of operations. Many of the Company's current and potential competitors have significantly greater financial, technical, marketing and other resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of products than can the Company. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, financial condition and results of operations.

    MANAGEMENT OF GROWTH. The Company expected significant growth in revenue, and therefore staffed up operations and personnel. Continued growth will challenge the Company's management systems and resources and require the Company to improve and upgrade its management information systems. In addition, the Company will need to hire more technical, sales and marketing, support and administrative personnel to adequately service and support its growing customer base. There can be no assurance that the Company will be able to successfully upgrade its systems or to attract, retain and successfully train the necessary personnel to accomplish its growth strategies or that it will not experience constraints that will adversely affect its ability to satisfy customer demand in a timely fashion or to satisfactorily support its customers. Any of these events could injure the Company's reputation or lead to loss of customers. If the Company is unable to manage growth effectively, the Company's business, financial condition and results of operations could be adversely affected.

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

    DEPENDENCE ON KEY PERSONNEL. The Company's success depends to a significant extent upon the continued service of its executive officers and other key management and technical personnel, and on its ability to continue to attract, retain and motivate qualified personnel, such as experienced software developers and sales personnel. Competition for such employees is very intense. The Company has no long-term employment contracts with any of its employees. The loss of the services of one or more of the Company's executive officers, software developers or other key personnel or the Company's inability to recruit replacements for such personnel could have a material adverse effect on the Company's business, financial condition and results of operations. The Company maintains $1.0 million of key-man life insurance on Ronald R. Charnock, the Company's President and Chief Executive Officer at April 30, 1997.

    Since April 30, 1997, the Company has replaced substantially all of its senior management. The Company's current President and Chief Operating Officer and current Chief Financial Officer joined the Company in February 1998, together with the new Senior Vice President of Operations. The Company's former President, Chairman and Chief Executive Officer resigned from all positions with the Company and the former Chief Financial Officer and Vice President in charge of sales have also left the Company.

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

OTHER LEGAL PROCEEDINGS. The Company is a party to various legal proceedings in the normal course of business, consisting of contract issues and employee matters, which outcome cannot be ascertained at this time (the more significant of which are described below). Taken together or individually, an adverse outcome on the results of these suits may have a materially adverse impact on the Company.

         A former employee has sued the Company for approximately $1,200,000 for alleged breaches of contract amongst other claims. The outcome of this matter cannot be ascertained at this time.

         A former customer is seeking damages in excess of $1,000,000 for alleged breaches of contract and warranties, as well as alleged mispresentations. On April 16, 1998, the Company filed a response denying the allegations and counter-claiming for damages in excess of $400,000 for breach of contract. This matter is currently in the discovery stage. The Company intends to vigorously defend this case. The outcome of this matter cannot be ascertained at this time.

         A customer of a Versatility reseller has sued for damages for an amount not less than $1,000,000. In December 1997, the District Court dismissed the action. In February 1998, essentially the same claim was made in a different District Court. The outcome of this matter cannot be ascertained at this time.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Company's consolidated financial statements, together with related notes and the independent auditors' report of Deloitte & Touche LLP, the Company's independent accountants, are set forth on the pages indicated in Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

    (a) The following documents are filed as part of this Report:

        1.    Financial Statements

                                                                                                Page
                                                                                                ----

        Independent Auditors' Report............................................................ F-2
        Consolidated Balance Sheets............................................................. F-3
        Consolidated Statements of Operations................................................... F-5
        Consolidated Statements of Cash Flows................................................... F-6
        Consolidated Statements of Changes in Stockholders' Equity.............................. F-7
        Notes to Consolidated Financial Statements.............................................. F-8

        2.    Financial Statement Schedule

             Schedule II - Valuation and Qualifying Accounts for the years ended April 30, 1995, 1996 and 1997 F-9

        3.    Exhibits

             Exhibit Number                   Description of Exhibit
             --------------                   ----------------------
                  23                          Consent of Deloitte & Touche LLP

    (b) Reports on Form 8-K:

        None

    (c) Exhibits

        See (a) above

    (d) Financial Statement Schedules

        See (a) above

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               VERSATILITY INC.

Dated:   April 28, 1998        By: /s/
                                   ___________________________

                                   Paul J. Zoukis
                                   President and Chief Operating Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:


SIGNATURE                           TITLE                                                DATE
---------                           -----                                                ----
/s/ Paul J. Zoukis                  President and Chief Operating Officer                April 28, 1998
__________________
Paul J. Zoukis

/s/ Kenneth T. Nelson               Chief Financial Officer (Principal Financial         April 28, 1998
_____________________               Accounting Officer)
Kenneth T. Nelson

/s/ Thomas A. Smith                 Director                                             April 28, 1998
___________________
Thomas A. Smith

/s/ Charles A. Johnson              Director                                             April 28, 1998
______________________
Charles A. Johnson

/s/ Paul J. Palmer                  Director                                             April 28, 1998
__________________
Paul J. Palmer

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

                          INDEPENDENT AUDITORS' REPORT

Board of Directors of Versatility Inc.:

    We have audited the accompanying consolidated balance sheets of Versatility Inc. and its subsidiaries (the "Company") as of April 30, 1996 and 1997, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended April 30, 1997. We have also audited the financial statement schedule listed in Item 14(a)2 of this Form 10-K/A. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

    We have not audited any financial statements of the Company for any period subsequent to April 30, 1997. However, as discussed in Note 1 to the consolidated financial statements, the Company has incurred significant losses and used significant amounts of cash in operating activities in the fiscal year ended April 30, 1997 and the first three quarters of fiscal 1998. In addition, the Company expects to incur significant expenses in connection with defending certain lawsuits filed against the Company subsequent to April 30, 1997, and certain customers of the Company have stated that they will postpone purchases of the Company's products and services at least until the Company's restated financial results are released. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

    As discussed in Note 13, the accompanying consolidated financial statements as of April 30, 1997 and for the year then ended and the financial statement schedule for the year ended April 30, 1997 listed in Item 14(a)2, of this Form 10-K/A have been restated.

DELOITTE & TOUCHE LLP

Washington, DC
April 28, 1998

                       VERSATILITY INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                             April 30,      April 30,
                                                               1996           1997
                                                               ----           ----
                                                                           (As Restated,
                                                                           -------------
                                                                            see Note 13)
                                                                           -------------
                                     ASSETS

                   Current assets:
                        Cash and cash equivalents.......    $ 2,280,273      $18,825,764
                        Short-term investments..........             --        6,039,255
                        Accounts receivable, net of
                          allowance for doubtful accounts
                          of $157,874 and $909,501......      5,670,503        5,844,987
                        Prepaid expenses................        642,045          575,144
                        Inventory.......................             --           18,880
                        Related party receivables.......        117,221          153,381
                        Note receivable-related party...             --          519,305
                        Deferred income taxes...........        130,238               --
                                                            -----------      -----------
                             Total current assets.......      8,840,280       31,976,716
                                                            -----------      -----------
                   Other assets:
                        Deposits........................        157,835          187,650
                      Prepaid Expenses                               --          259,755
                        Related party investment........          3,137               --
                        Investments.....................             --        1,433,464
                        Income taxes receivable.........             --        1,530,000
                        Assets held for sale............         76,004          508,210
                        Purchased software, net of
                          accumulated amortization of
                          $11,500 and $42,098...........        103,500          177,136
                                                            -----------      -----------
                             Total other assets.........        340,476        4,096,215
                                                            -----------      -----------
                   Property and equipment:
                        Computers.......................        893,674        1,168,246
                        Office furniture and equipment..        637,559          665,597
                        Leasehold improvements..........        181,485          206,402
                        Capital leases..................        160,822          652,533
                                                            -----------      -----------
                                                              1,873,540        2,692,778
                        Less: accumulated depreciation
                           and amortization.............     (1,423,234)      (1,675,749)
                                                            -----------      -----------
                             Net property and equipment.        450,306        1,017,029
                                                            -----------      -----------
                   Total................................    $ 9,631,062      $37,089,960
                                                            ===========      ===========


               See notes to the consolidated financial statements.

                       VERSATILITY INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                     April 30,                April 30,
                                                       1996                     1997
                                                       ----                     ----
                                                                            (As Restated,
                                                                            -------------
                                                                            see Note 13)
                                                                            -------------
                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable.......................              $  824,745     $ 1,590,962
     Accrued liabilities....................               1,393,653       2,337,034
     Related party payables.................                   3,443          28,030
     Income taxes payable...................                 356,503         104,777
     Capital lease payable..................                  30,848          38,900
     Line of credit
        -    Operating                                       800,772       2,288,319
        -    Equipment                                            --         404,678
     Deferred revenue.......................                 284,700       1,788,037
                                                          ----------     -----------
          Total current liabilities.........               3,694,664       8,580,737
                                                          ----------     -----------
Long-term liabilities:
     Capital lease payable, less current                      69,983          24,611
        maturities

     Deferred rent..........................                 221,899         316,360
     Deferred income taxes..................                 249,401              --
                                                          ----------     -----------
          Total other liabilities...........                 541,283         340,971
                                                          ----------     -----------

Commitments and Contingencies (Notes 1 and 6)

Series A redeemable convertible preferred
  stock, par value $.01 -- 992,061 shares
  authorized, issued and outstanding,
  liquidation preference -- $3.52784 per
  share at April 30, 1996; no shares
  authorized, issued or outstanding at
  April 30, 1997............................               3,561,293              --

Stockholders' equity:
     Preferred stock, $.01 par value, no
       shares authorized, issued or
       outstanding at April 30, 1996;
       2,000,000 shares authorized, no
       shares issued or outstanding at
       April 30, 1997.......................                      --              --
     Common stock, par value $.01 --
       20,000,000 shares authorized,
       4,000,000 shares issued and
       outstanding at April 30, 1996;
       7,297,365 shares issued and
       outstanding at April 30, 1997........                  40,000          72,974
     Additional paid-in capital.............                      --      34,349,298
     Foreign currency translation adjustments                (66,311)        (83,880)
     Retained earnings (deficit)............               1,860,133      (6,170,140)
                                                          ----------     -----------
          Stockholders' equity..............               1,833,822      28,168,252
                                                          ----------     -----------
Total.......................................              $9,631,062     $37,089,960
                                                          ==========     ===========

               See notes to the consolidated financial statements.

                       VERSATILITY INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    Year Ended April 30,
                                                        --------------------------------------------
                                                            1995           1996            1997
                                                        ------------   ------------    -------------
                                                                                       (As Restated,
                                                                                       -------------
                                                                                        see Note 13)
                                                                                       -------------
          Revenue:
              License revenue.........................  $ 8,045,345    $10,345,323     $ 10,254,344
              Service and maintenance revenue.........    3,439,806      6,189,949        8,054,268
                                                        -----------    -----------     ------------
                   Total revenue......................   11,485,151     16,535,272       18,308,612
                                                        -----------    -----------     ------------
          Cost of revenue:
              License revenue.........................    1,493,194        573,329        1,098,434
              Service and maintenance revenue.........    2,384,946      4,266,984        5,867,917
                                                        -----------    -----------     ------------
                   Total cost of revenue..............    3,878,140      4,840,313        6,966,351
                                                        -----------    -----------     ------------
          Gross margin................................    7,607,011     11,694,959       11,342,261
                                                        -----------    -----------     ------------
          Operating expenses:
              Selling, general and administrative.....    4,550,182      7,769,751       16,750,776
              Research and development................      710,828      2,073,797        2,891,889
              Depreciation and amortization...........      365,490        161,346          280,682
              Write off of capitalized software.......           --        829,026               --
                                                        -----------    -----------     ------------
                   Total operating expenses...........    5,626,500     10,833,920       19,923,347
                                                        -----------    -----------     ------------
          Income (loss) from operations...............    1,980,511        861,039       (8,581,086)
          Interest income (expense), net..............       (8,977)         3,140          403,989
                                                        -----------    -----------     ------------
          Income (loss) before provision for  income
          taxes.......................................    1,971,534        864,179       (8,177,097)
          Provision (benefit) for income taxes........      714,947        207,309         (322,824)
                                                        -----------    -----------     ------------
          Net income (loss)...........................  $ 1,256,587    $   656,870     $ (7,854,273)
                                                        ===========    ===========     ============
          Net income (loss) per share.................                 $      0.12     $      (1.26)
                                                                       ===========     ============
          Weighted average common and common
            equivalent shares outstanding.............                   5,603,205        6,240,566
                                                                       ===========     ============



               See notes to the consolidated financial statements.

                       VERSATILITY INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Year Ended April 30,
                                                                 -------------------------------------------
                                                                     1995          1996           1997
                                                                 ------------  ------------   --------------
                                                                                               (As Restated,
                                                                                              --------------
                                                                                                see Note 13)
                                                                                              --------------
         Cash flows from operating activities:
             Net income (loss)..................................  $1,256,587   $   656,870     $ (7,854,273)
             Adjustments to reconcile net income (loss) to net
               cash provided by operating activities:
                 Depreciation...................................     199,685       149,846          250,084
                 Amortization...................................     165,805        11,500           30,598
                 Loss (gain) on equity investment...............        (122)          989                6
                 Deferred income taxes..........................     288,719      (208,291)        (119,163)
                 Write-off of capitalized software..............          --       829,026               --
                 Changes in assets and liabilities:
                     Accounts receivable........................    (414,912)   (4,284,630)        (174,484)
                     Prepaid expenses...........................      (8,156)     (617,089)        (192,854)
                     Inventory..................................          --         7,356          (18,880)
                     Related party receivables..................       3,143        34,016          (36,160)
                     Deposits...................................     (52,184)      (80,304)         (29,815)
                     Accounts payable...........................     170,482       (65,710)         766,217
                     Accrued liabilities........................     319,481       641,578          943,381
                     Related party payables.....................       4,460       (82,775)          24,587
                     Income taxes payable/receivable............     308,580       (92,264)      (1,781,726)
                     Deferred rent..............................      20,938        67,893           94,461
                     Deferred revenue...........................     (53,740)       96,594        1,503,337
                                                                  ----------   -----------      -----------
                         Net cash (used in) provided by
                           operating activities.................   2,208,766    (2,935,395)      (6,594,684)
                                                                  ----------   -----------      -----------
         Cash flows from investing activities:
             Purchase of investments............................          --            --       (7,472,719)
             Purchase of property and equipment and assets held
               for sale.........................................    (155,734)     (235,310)      (1,249,013)
             Software development costs.........................    (743,396)           --               --
             Purchased software.................................          --      (115,000)        (104,234)
             Related party note receivable......................          --            --         (516,174)
                                                                  ----------   -----------      -----------
                         Net cash used in investing activities..    (899,130)     (350,310)      (9,342,140)
                                                                  ----------   -----------      -----------
         Cash flows from financing activities:
             Borrowings under line of credit....................          --       800,772        4,807,215
             Payments under line of credit......................          --            --       (2,914,990)
             Proceeds from sale of preferred stock, net.........          --     3,473,293               --
             Proceeds from sale of common stock, net............          --            --       30,644,979
             Principal payments under note payable..............     (65,453)      (35,250)              --
             Principal payments under capital leases............     (22,432)      (20,731)         (37,320)
                                                                  ----------   -----------      -----------
                         Net cash provided by (used in)
                          financing activities..................     (87,885)    4,218,084       32,499,884
                                                                  ----------   -----------      -----------

         Effect of exchange rate changes on cash................          --       (66,311)         (17,569)
                                                                  ----------   -----------      -----------
         Net increase in cash and cash equivalents..............   1,221,751       866,068       16,545,491
         Cash and cash equivalents, beginning of period.........     192,454     1,414,205        2,280,273
                                                                  ----------   -----------      -----------
         Cash and cash equivalents, end of period...............  $1,414,205   $ 2,280,273      $18,825,764
                                                                  ==========   ===========      ===========
         Supplemental disclosures of cash flow information:

             Interest paid......................................  $   18,691   $    27,732      $   160,061
                                                                  ==========   ===========      ===========
             Income taxes paid..................................  $  114,309   $   506,490      $ 1,262,161
                                                                  ==========   ===========      ===========

               See notes to the consolidated financial statements.

                       VERSATILITY INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                         Number of                                  Foreign
                                         Shares of                   Additional     Currency         Retained
                                         Common        Common        Paid-in        Translation      Earnings
                                         Stock         Stock         Capital        Adjustment       (Deficit)        Total
                                         ---------     ------        ----------     -----------      ---------        -----
  Balance, May 1, 1994.................. 4,000,000    $ 40,000      $        --      $     --       $    34,676    $    74,676
      Net income........................                                                              1,256,587      1,256,587
                                         ---------    --------      -----------      --------       -----------    -----------
  Balance, April 30, 1995............... 4,000,000      40,000               --            --         1,291,263      1,331,263
      Foreign currency translation
        adjustments.....................        --          --               --       (66,311)               --        (66,311)
      Accretion of dividends on redeemable
        preferred stock.................        --          --               --            --           (88,000)       (88,000)
      Net income........................        --          --               --            --           656,870        656,870
                                         ---------    --------      -----------      --------       -----------    -----------
  Balance, April 30, 1996............... 4,000,000      40,000               --       (66,311)        1,860,133      1,833,822
      Conversion of redeemable
        preferred stock.................   992,061       9,921        3,727,372            --                --      3,737,293
      Issuance of common stock related to
        public offering................. 2,275,364      22,754       30,598,273            --                --     30,621,027
      Issuance of common stock related to
        exercise of stock options.......    29,940         299           23,653            --                --         23,952
      Foreign currency translation
        adjustments.....................        --          --               --       (17,569)               --        (17,569)
      Accretion of dividends on redeemable
        preferred stock.................                    --               --            --          (176,000)      (176,000)
      Net loss (As Restated, see
        Note 13)........................        --          --               --            --        (7,854,273)    (7,854,273)
                                         ---------    --------      -----------      --------       -----------    -----------
  Balance, April 30, 1997 (As Restated, see
    Note 13)............................ 7,297,365    $ 72,974      $34,349,298      $(83,880)      $(6,170,140)   $28,168,252
                                         =========    ========      ===========      ========       ===========    ===========

               See notes to the consolidated financial statements.

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

    RESTATEMENT OF FINANCIAL STATEMENTS -- The accompanying consolidated financial statements as of April 30, 1997 and for the year then ended have been restated. See Note 13 for additional information.

    BASIS OF PRESENTATION OF FINANCIAL STATEMENTS -- The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

         During the year ended April 30, 1997, the Company incurred a net loss of $7.9 million and used cash in operating activities of $6.6 million. During fiscal 1998 the Company continued to incur significant losses and use significant cash in its operating activities. For the nine months ended January 31, 1998, the Company incurred a net loss of $18.1 million (unaudited) and used cash in operating activities of $18.3 million (unaudited). On March 12, 1998, the Company announced that it expected to restate its financial results for the fiscal year ended April 30, 1997 and the first two quarters of fiscal 1998 as a result of concerns over the accounting treatment of certain transactions, which the Company was examining. The uncertainties resulting from this announcement have had an adverse effect on the Company's business and financial condition. Subsequent to such announcement certain customers of the Company have stated that they will postpone purchases of the Company's products and services at least until the Company's restated financial results are released, certain lawsuits have been filed against the Company (see Note 6) and the National Association of Securities Dealers ("NASD") suspended trading of the Company's common stock on the NASDAQ National Market, and instituted proceedings to remove the Company's common stock from listing on the National Market (see Note 6). There is no assurance that once such results are released, such customers will purchase the Company's products and services. Additionally, the Company expects to incur significant amounts to defend the lawsuits filed against the Company. In addition, as discussed in Note 5, the Company was not in compliance with certain covenants in its line of credit based on the restated financial statements. These factors among others may indicate that the Company will be unable to continue as a going concern.

         The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to general sufficient cash flow to meet its obligations on a timely basis, to comply with the terms and covenants of its financing agreement, to obtain additional financing or refinancing as may be required, and ultimately to attain successful operations.

         In addition to maintaining continuing contacts with the Company's customers, management is continuing its efforts to obtain additional funding and reduce costs so that the Company can meet its obligations and sustain operations. While significant cost cutting measures have been initiated, there can be no assurance that the Company will have cash flows sufficient to meet its ongoing obligations. As discussed in Note 5, the Company entered into an amended loan agreement. The Company is also reviewing its strategic alternatives, which include additional capital raising activities and evaluating potential corporate partners. If the Company is unable to obtain additional financing sufficient to meet its operating needs, the Company may be required to significantly reduce the scope of its operations, which would have a material adverse effect on the Company's business, results of operations and its ability to compete. Such reduced operations and levels of cash may also cause the Company to default under its credit facility.

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

    INVESTMENTS -- The Company accounts for investments in accordance with Statement of Financial Accounting Standards No. 115, "ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES" (SFAS 115). Under SFAS 115, the investments are reported at amortized cost and are classified as held-to-maturity since the Company has the positive intent and ability to hold the securities to maturity. Remaining maturities on the Company's investments at the time of purchase are generally less than one year. Fair value, which is based on quoted market prices, approximates carrying value. At April 30, 1996, the Company had no investments.

    As of April 30, 1997, the Company's investments consisted of the following:

                                                                   Maturity of Securities
                                                          ----------------------------------------
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
                                            ==========     ==========     ==========     ========

         During fiscal 1998 the Company changed the classification of its remaining investments to available for sale.

    INVENTORY -- Inventory consists of miscellaneous marketing collateral and is stated at the lower of cost or market, on a first-in, first-out basis.

    CAPITALIZED SOFTWARE -- During the course of the development of the VERSATILITY SERIES software, the Company capitalized its development costs in compliance with Statement of Financial Accounting Standards No. 86, "ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED." The amount of software capitalized totaled $995,000 and, beginning in November 1994, was amortized over three years on a straight-line basis. In connection with two major implementations of the VERSATILITY SERIES product in July 1995, the Company decided to add features and functions to the product that were substantially different than those included in the software as originally capitalized. Management determined that these features and functions substantially altered the content of the product, effectively eliminating any remaining useful life of the capitalized asset. Accordingly, the Company wrote off the remaining asset of $829,000 in the first quarter of fiscal 1996.

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

    REVENUE RECOGNITION -- The Company's revenue is derived principally from two sources: (i) product license fees for the use of the Company's software products and (ii) service fees for implementation, maintenance, consulting and training related to the Company's software products. The Company's contracts with its customers often involve significant customization and installation obligations. In these situations, license revenue is recognized based on the percentage of completion method, which is based on the achievement of certain performance milestones as defined in the contracts. When the Company is under no obligation to install or customize the software, license revenue is recognized upon shipment, as long as collection of cash is probable. Service revenue for implementation, consulting services and training is generally recognized as the services are performed. Revenue from maintenance services is recognized ratably over the term of the service agreement. An allowance for doubtful accounts receivable has been recorded which is considered adequate to absorb currently estimated bad debts and disputed amounts in these account balances.

    Revenue from hardware sales relating to the implementation of the Company's VAX/VMS application is included in license revenue. These hardware sales were $1.4 million, $1.0 million and $767,364 for the years ended April 30, 1995, 1996 and 1997, respectively. Since the introduction of the client/server products beginning in fiscal 1996, hardware sales have become a less significant percentage of total revenue. Revenue from the sale of hardware is recorded based on shipping to the customer.

    INCOME TAXES -- The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "ACCOUNTING FOR INCOME TAXES" (SFAS 109). SFAS 109 requires, among other things, using the liability method of computing deferred income taxes.

    NET INCOME (LOSS) PER SHARE -- Net income (loss) per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of redeemable convertible preferred stock (using the as if converted method) and stock options (using the treasury stock method). Common equivalent shares are excluded from the computation if their effect is antidilutive except that pursuant to the Securities and Exchange Commission Staff Accounting Bulletins and staff policy, such computations include all common and common equivalent shares issued within the 12 months preceding the effective date of the initial public offering as if they were outstanding for all periods presented (using the treasury stock method). Historical earnings per share prior to fiscal 1996 have not been presented since such amounts are not deemed meaningful due to the significant change in the Company's capital structure that occurred in connection with the public offering.

    In February 1997, Statement of Financial Accounting Standards No. 128, "EARNINGS PER SHARE" (SFAS 128), was issued and will become effective during the Company's fiscal year ending April 30, 1998. The Company expects that the implementation of SFAS 128 should not have a material effect on the earnings per share calculation.

    NON-CASH TRANSACTIONS -- The Company acquired $47,544 of equipment through capital leases during fiscal 1996.

    CONCENTRATION OF CREDIT RISK -- Financial instruments which potentially subject the Company to a concentration of credit risk principally consist of accounts receivable. In fiscal 1996, two customers accounted for 25.7% and 22.2% of the Company's total revenue, respectively; and in fiscal 1997, two customers accounted for 34.6% and 10.4% of the Company's total revenue, respectively. As of April 30, 1997 60.7% of accounts receivable was concentrated with three customers. The Company generally does not require collateral on accounts receivable as the majority of the Company's customers are large, well established companies. The Company provides reserves for estimated credit losses.

    STOCK BASED COMPENSATION -- The Company grants stock options for a fixed number of shares to employees with an exercise price not less than the estimated fair value of the shares as determined by the Board of Directors (prior to the initial public offering) or the market price of the stock at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES". In October 1995, Statement of Financial Accounting Standards No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION" (SFAS 123), was issued, which is effective for fiscal years beginning after December 15, 1995. As permitted by SFAS 123, the Company accounts for stock-based compensation in accordance with APB Opinion No. 25 and, accordingly, recognizes compensation expense for stock option grants only when the exercise price is less than the fair value of the shares at the date of grant. Pro forma net income and pro forma earnings per share disclosures are provided for employee stock option grants made in fiscal 1997 as if the fair-value-based method defined in SFAS 123 had been applied (see Note 9).

    RECLASSIFICATIONS -- Certain amounts previously reported have been reclassified to conform with current year presentation.

    RECENT PRONOUNCEMENTS -- In June 1997, Statement of Financial Accounting Standards No. 130, "REPORTING COMPREHENSIVE INCOME," and Statement of Financial Accounting Standards No. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION," were issued, which are effective for fiscal years beginning after December 15, 1997. The Company will comply with all requirements no later than fiscal 1999.

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

    The following is a reconciliation of revenue and earnings previously reported by the Company for the year ended April 30, 1995 with the combined amounts currently presented in the financial statements for that year:

                                                                   Versatility      Intercompany     Consolidated
                                                    Company       (UK) Limited        Royalties         Amounts
                                                    -------       ------------      ------------     ------------
                    Net sales................... $ 10,516,837      $1,801,964         ($833,650)     $11,485,151
                    Income from operations......      951,896       1,028,615                --        1,980,511

    Included in consolidated results of operations for the year ended April 30, 1996 are the following results of the previously separate companies for the period of May 1, 1995 to December 31, 1995:

                                                                  Versatility       Intercompany     Consolidated
                                                   Company        (UK) Limited        Royalties         Amounts
                                                   -------        ------------      ------------     ------------
                    Net sales.................    $6,688,983       $2,530,343        ($571,361)       $8,647,965
                    Income from operations....       191,137          344,775               --           535,912

3.  RELATED PARTY TRANSACTIONS

    RELATED PARTY RECEIVABLES -- The Company has the following current receivables from related parties or affiliated entities at April 30, 1996 and 1997 as follows:

                                                                  April 30,
                                                          ------------------------
                                                             1996          1997
                                                          ----------    ----------
                    Stockholder/Officer loan............   $102,765      $117,755
                    Other...............................     14,456        35,626
                                                           --------      --------
                                                           $117,221      $153,381
                                                           ========      ========

    The stockholder/officer loan accrues interest at the prime rate. The loans and any interest accrued thereunder is payable on the earliest of (i) demand and
(ii) November 6, 1997. Included in the stockholder/officer loan for fiscal 1996 and 1997 is $37,221 and $4,740, respectively, of accrued interest. The stockholder/officer loan was not paid as of November 6, 1997 and went into default during the third quarter of fiscal year 1998. During the fourth quarter of fiscal 1998, the officer resigned from the Company. A reserve was established during the third quarter of fiscal 1998 due to the uncertainty of collection.

    The Company leased office space from Serenity Real Properties Limited Partnership (the "Partnership"). The limited partners are stockholders in the Company and the Company was the general partner.

    Rent expense paid to the Partnership for fiscal 1995, 1996 and 1997 was $120,000, $120,000 and $50,000, respectively.

SALE OF PARTNERSHIP INTEREST AND TERMINATION OF LEASE

    Prior to October 31, 1996, the Company was the 1% general partner of the Partnership of which Mr. Ronald R. Charnock, the Company's then President and Chief Executive Officer, Mr. Marcus W. Heth, the Company's then Senior Vice President, Technologies, and Mr. Keith P. Roberts, the Company's then Director of Product Development, were the limited partners holding the remaining 99% of the partnership interests (the "Limited Partners"). The Partnership is the owner of an office building in Alexandria, Virginia (the "Property"), which was the Company's headquarters until October 1994 and which was leased by the Company under a lease expiring in April 1997 and providing for monthly rental payments of $10,000. In addition, the Company had guaranteed a mortgage loan made by a commercial bank to the Partnership, which had an outstanding balance of $614,000 at September 30,

1996. This loan was also guaranteed by each of the Limited Partners and was collateralized by a mortgage on the Property.

    On October 31, 1996, the Company sold its general partnership interest in the Partnership, for consideration equal to its capital account of $3,131, to Serenity L.L.C., whose members are the Limited Partners and officers/stockholders of the Company. In connection with the sale of its general partnership interest in the Partnership, the Company made to the Partnership a loan of $519,305 evidenced by a Deed of Trust Note which bears interest at the same rate and is payable upon the earliest of (i) the sale of the Property, (ii) demand by the Company and (iii) October 31, 1997. The Deed of Trust Note is collateralized by a mortgage on the Property and is guaranteed by each of the Limited Partners. The Partnership used the proceeds of this loan to repay its loan from the bank and discharge its mortgage on the Property. In connection with these transactions, the Partnership agreed to the termination of its lease with the Company. The note receivable was repaid in the second quarter of fiscal 1998.

4.  ACCRUED LIABILITIES

    Accrued liabilities consisted of the following as of April 30, 1996 and 1997:

                                                                             April 30,
                                                                   ---------------------------
                                                                        1996          1997
                                                                   ------------   ------------
                  Accrued commissions and salaries...............  $    335,395   $   511,676
                  Accrued bonuses................................       461,586       362,467
                  Accrued payroll taxes and withholdings.........       341,397       195,001
                  Accrued vacation...............................       203,219       289,034
                  Sales, use and other taxes payable (credit)....       (44,529)      654,788
                  Other..........................................        96,585       324,068
                                                                   -------------  -----------
                                                                   $  1,393,653   $ 2,337,034
                                                                   ============   ===========

5.  LINE OF CREDIT

    In June 1995, the Company obtained a $1.0 million line of credit from a bank for financing accounts receivable and working capital. The line of credit was collateralized with a first priority security interest in all accounts receivable. The line expired on August 31, 1996.

    On August 28, 1996, the Company obtained a new $2.5 million operating line of credit from a bank for financing accounts receivable and working capital and a new $1.0 million equipment line of credit from the same bank to finance acquisition of property and equipment. These lines of credit expired on August 5, 1997. The operating and equipment lines of credit bear interest at the prime rate plus 0.5% and 1.0%, respectively. The weighted average interest rate for fiscal 1996 and 1997 was 9.1% and 9.0%, respectively. The lines of credit are collateralized with a first priority security interest in all assets. The lines of credit have various covenants, including limitations on disposition of assets. The Company also must maintain certain financial ratios and is prohibited from paying cash dividends. At April 30, 1997 the Company was not in compliance with various covenants in the line of credit based on the restated financial statements (See Note 13). Additionally, the Company was not in compliance with various covenants through April 28, 1998. The amount outstanding under the operating line plus accrued interest at April 30, 1997 was $2.3 million. The amount borrowed under the equipment line was $437,384 through April 30, 1997. The amount outstanding under this equipment line was $404,678 as of April 30, 1997. Under the terms of the equipment line, this amount was to have been converted to a capital lease. However, due to the instances of non compliance as discussed below, the borrowings under the equipment line have been reclassified as a current liability.

    On October 29, 1997, the Company entered into a new line of credit arrangement providing a $5.0 million operating line of credit and a new $2.0 million equipment line of credit from the same bank. On April 28, 1998, the Company entered into an amendment of the line of credit described above (to be effective April 30, 1998), which will waive all instances of non compliance which had occurred as a result of the restated financials and provides for the following terms: the $2.0 million equipment line will be canceled and the outstanding balance of $256,703 will be transferred to the operating line of credit. The Company will permanently pay down the operating line by $1.5 million to $3.8 million on April 30, 1998 and agrees not to borrow any additional amounts under the line. The Company also will issue 100,000 warrants convertible into common stock at an exercise price of $2.50 per share. The line continues to be collateralized by all of the Company's assets. As a further condition, the Company has agreed to permanently pay down the line upon receipt of any tax refunds resulting from the Company's net operating loss carrybacks and payments made in the year ended April 30, 1998. It is anticipated that these amounts will total approximately $1.7 million. The line matures on November 5, 1998. The interest rate was increased to prime plus 3.0% on the amendment date.

6.  COMMITMENTS AND CONTINGENCIES

    OPERATING LEASES -- The Company leases office space, equipment and automobiles under noncancelable operating leases expiring through 2004. The leases for office space have abatements that range from two to six months and scheduled annual rent escalations of approximately 3%. None of the equipment or automobile agreements contain unusual renewal or purchase options. Total rent expense for the years ended April 30, 1995, 1996 and 1997 was $514,963, $876,093 and $1.4 million, respectively.

    As of April 30, 1997, future minimum lease payments for the operating leases are as follows:

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
                                                                         ===========

    CAPITAL LEASES -- The Company is obligated under capital leases for various office equipment. As of April 30, 1997, future minimum lease payments for the capital leases are as follows:

                   Years Ending April 30,
                   ----------------------
                        1998........................................................ $   45,284
                        1999........................................................     14,564
                        2000........................................................      9,504
                        2001........................................................      7,920
                                                                                     ----------
                        Total.......................................................     77,272
                        Less: Imputed interest at 10%...............................    (13,761)
                                                                                     ----------
                        Present value of future minimum lease payments.............. $   63,511
                                                                                     ==========

    LEGAL PROCEEDINGS -- One of the Company's former Value Added Resellers (VAR's) had filed a claim for arbitration (non-binding) against the Company asserting, among other things, that the Company misrepresented the functionality of its products and wrongfully terminated the VAR's reseller agreement, and claiming not less than $1.0 million in damages. The Company defended this action in arbitration proceedings. In April, 1997, the arbitration panel awarded $267,000 in net damages to the plaintiff in the proceedings. The arbitration panel's decision was appealed. In August 1997, the Company settled the litigation with the former VAR for $250,000. The Company recorded a one-time charge in the quarter ending July 31, 1997 related to this litigation for $500,000, which includes the settlement charge and other costs and expenses associated with defending the litigation.

         Between March 6, 1998 and April 8, 1998 the Company and certain of its current and former officers and directors, among others, were sued in various putative securities class actions filed in the United States District Court for the Southern District of New York and the United States District for the Eastern District of Virginia, as follows: Thomas Esposito, et al. v. Versatility, Inc., et al. (S.D.N.Y.); Tammy Newsman v. Versatility, Inc., et al. (S.D.N.Y.); Sam Succar v. Versatility, Inc. et al. (S.D.N.Y.); Thomas K. Doyle v. Versatility, Inc. et al. (E.D. Va); and Steven

Bowen v. Versatility, Inc. et al. (S.D.N.Y.) (together "the putative class actions"). In addition, the Company's auditors and the lead underwriters in its December 1996 initial public offering (IPO) were named as defendants in one or more of the putative class actions. Collectively, the putative class actions assert claims under Sections 11, 12(2) and 15 of the Securities Act of 1933 and
Section 10(b) and 20(a) of the Securities Exchange Act of 1934 for alleged misrepresentations and omissions in connection with the SEC public filings and other public statements made by the Company. Among other allegations, each of the putative class actions alleges that the Company misrepresented its financial results and its accounting practices during the period December 12, 1996 through March 12, 1998, including in the Company's IPO Prospectus. The complaints in certain of the putative class actions also assert, among other allegations, that the Company and certain of the other defendants made misrepresentations in the IPO Prospectus and thereafter regarding the performance capabilities of the Company's CallCenter product. The Company intends to vigorously defend this action. The ultimate outcome including the amount of the possible loss cannot be determined at this time. It is expected that the cost to defend this lawsuit will be substantial and will have a material adverse effect on the Company's business and results of operations. An unfavorable outcome in the litigation could have a material adverse effect on the Company's financial condition and results of operations.

         In addition, the Company is a party to various legal proceedings in the normal course of business, consisting of contract issues and employee matters, which outcome cannot be ascertained at this time (the more significant of which are described below). Taken together or individually, an adverse outcome on the results of these suits, may have a materially adverse impact on the Company. Because the outcome of these matters cannot be ascertained at this time, the Company has not recorded any significant accruals related to these matters. The more significant of these matters are as follows:

                  o A former employee has sued the Company for approximately $1,200,000 for alleged breaches of contract amongst other claims.

                  o A former customer is seeking damages in excess of $1,000,000 for alleged breaches of contract and warranties, as well as alleged misrepresentations. On April 16, 1998, the Company filed a response denying the allegations and counter-claiming for damages in excess of $400,000 for breach of contract. This matter is currently in the discovery stage. The Company intends to vigorously defend this case.

                  o A customer of a Versatility reseller has sued for damages for an amount not less than $1,000,000. In December 1997, the District Court dismissed the action. In February 1998, essentially the same claim was made in a different District Court.

         As a result of concerns over the matters disclosed in the Company's March 12, 1998 press release, the National Association of Securities Dealers ("NASD") suspended trading of the Company's common stock on the NASDAQ National Market, and instituted proceedings to remove the Company's common stock from listing on the National Market. The NASD has indicated that trading may resume after publication of the Company's restated financial statements; however, a hearing on delisting is scheduled for April 30, 1998. In addition, the NASD is continuing to investigate the circumstances surrounding the Company's restatements. There can be no assurance that the Company's common stock will continue to be listed on the National Market.

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

8.  STOCKHOLDERS' EQUITY

    As of April 30, 1995, the Company had 5,000 shares of common stock authorized, 1,000 shares issued and outstanding, and no preferred stock authorized, issued or outstanding. In January 1996, a recapitalization of the Company was effected. A new corporation was formed, whereby 4,000 shares of Versatility Inc. common stock were issued for every one share previously outstanding. The total of authorized shares of common stock was increased to 20,000,000 and 992,061 shares of Series A Preferred Stock were authorized. Subsequently, the Series A Preferred Stock was canceled and 2,000,000 shares of preferred stock was authorized (see Note 7).

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

    Information regarding the Company's stock option plans is summarized below:

                                                             1995 Plans                               1996 Plan
                                                             ----------                               ---------
                                               Employee Plan             Incentive Plan
                                               -------------             --------------
                                                        Weighted                    Weighted                  Weighted
                                                        Average                     Average                   Average
                                            Number      Exercise        Number      Exercise       Number     Exercise
                                          Outstanding    Price        Outstanding    Price       Outstanding   Price
                                          -----------    -----        -----------    -----       -----------   -----
May 1, 1995 options outstanding.......           --     $    --             --     $    --           --      $    --
  Granted.............................      228,758        0.80         62,569        0.80           --           --
  Exercised...........................           --          --             --          --           --           --
  Cancelled...........................           --          --             --          --           --           --
                                            -------     -------         ------     -------      -------      -------
April 30, 1996 options outstanding....      228,758        0.80         62,569        0.80           --           --
  Granted.............................           --          --             --          --      139,000        10.50
  Exercised...........................      (29,194)       0.80           (746)       0.80           --           --
  Cancelled...........................           --          --             --          --           --           --
                                            -------     -------         ------     -------      -------      -------
April 30, 1997 options outstanding....      199,564     $  0.80         61,823     $  0.80      139,000      $ 10.50
                                            =======     =======         ======     =======      =======      =======

Exercisable as of April 30, 1996......      228,758     $  0.80         12,514     $  0.80           --      $    --
                                            =======     =======         ======     =======      =======      =======
Exercisable as of April 30, 1997......      199,564     $  0.80         24,282     $  0.80       32,300      $ 10.50
                                            =======     =======         ======     =======      =======      =======

Available for future grant............           --                         --                  611,000
                                            =======                     ======                  =======

    Options to purchase 320,000 shares of Common Stock were granted to an officer on January 17, 1996. These options are not part of the above plans. These stock options vested immediately with an exercise price of $.80 per share, which was determined by the Board of Directors of the Company to be the fair market value. None of these options were exercised or cancelled as of April 30, 1997.

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

    The assumptions used and the weighted average information for the years ended April 30, 1996 and 1997 are as follows:

                                                                        1996        1997
                                                                        ----        ----
                   Risk-free interest rates........................     6.0%        6.0%
                   Expected dividend yield.........................     0.0%        0.0%
                   Expected lives..................................   3.5 years   3.5 years
                   Expected volatility.............................    75.0%       75.0%

    Stock options outstanding and exercisable at April 30, 1997 follows:

                                            Options Outstanding         Options Exercisable
                                            -------------------         -------------------
                                              Weighted Average
                                              ----------------
                                              Remaining                             Weighted
                   Exercise                  Contractual                            Average
                    Price       Number         Life in    Exercise      Number      Exercise
                    Range     Outstanding       Years       Price     Exercisable    Price
                    -----     -----------       -----       -----     -----------    -----
                   $ 0.80      582,133           3.78      $  0.80      543,846     $  0.80
                   $10.50      139,000           9.58      $ 10.50       32,300     $ 10.50

    The effect of applying SFAS 123 would be as follows:

                                                                        1996        1997
                                                                        ----        ----
                   Pro forma net income (loss).....................  $459,933    $(8,263,561)
                   Pro forma net income (loss) per share...........  $   0.08    $     (1.32)

10.  INCOME TAXES

    The provision for income taxes is computed based on pretax accounting income for April 30, 1995, 1996 and 1997. Deferred income taxes include the tax effects of temporary differences between pretax accounting income and taxable income. For April 30, 1997 the Company incurred losses in accounting and taxable income, giving rise to a taxable net operating loss of approximately $7,570,000. The Company will have federal net operating loss carryforwards from the April 30, 1997 year of approximately $5,319,000 after relevant loss carryback claims. These losses will expire in 2012. In addition, the Company will have State operating loss carryforwards of approximately $4 million which will expire beginning in 2002.

    The provision for income taxes at April 30, 1995, 1996 and 1997 consists of the following:

                                                                        1995        1996        1997
                                                                     ---------   ---------- ------------
                   Current provision (benefit):
                        Federal....................................  $ 335,267   $ 284,641  $ (330,285)
                        Foreign....................................     51,518      78,520     104,777
                        State......................................     39,443      51,229     (97,316)
                                                                     ---------   ---------  ----------
                             Total current provision (benefit).....    426,228     414,390    (322,824)
                                                                     ---------   ---------  ----------
                   Deferred provision:
                        Federal....................................    258,328    (175,496)         --
                        Foreign....................................         --          --          --
                        State......................................     30,391     (31,585)         --
                                                                     ---------   ---------  ----------
                             Total deferred provision (benefit)....    288,719    (207,081)         --
                                                                     ---------   ---------  ----------
                   Total provision (benefit) for income taxes......  $ 714,947   $ 207,309  $ (322,824)
                                                                     =========   =========  ==========

    The approximate tax effects of each type of temporary difference that gave rise to the Company's deferred tax assets and liabilities are as follows:

                                                                    1995         1996           1997
                                                                 ----------   ---------      ----------
            Deferred tax assets:
                 Vacation expense..........................      $   19,125   $  70,309     $     89,858
                 Accrued bonus expenses....................          78,703          --               --
                 Bad debt reserve..........................          26,735      59,929          290,907
                 Rent expense..............................              --      84,233          129,712
                 Deferred revenue..........................              --          --          305,315
                 Net operating loss carryforward- federal
                 & state...................................              --          --        1,762,946
                 Foreign tax credit carryforward...........              --          --           35,708
                 General business credit carryforward......              --          --          215,279
                 AMT tax credit carryforward...............              --          --           45,023

                                                                    1995         1996           1997
                                                                 ----------   ---------      ----------
                 Other.....................................           2,202          --             15
                                                                 ----------   ---------     ----------

                 Total deferred tax assets.................         126,765     214,471      2,874,763
                                                                 ----------   ---------     ----------
            Deferred tax liabilities:
                 Software costs............................         315,030          --             --
                 Accelerated depreciation and other........          12,424     333,634        (37,241)
                                                                 ----------   ---------     ----------
                 Total deferred tax liabilities............         327,454     333,634        (37,241)
                                                                 ----------   ---------     ----------
                 Valuation allowance.......................        (126,765)         --     (2,837,522)
                                                                 ----------   ---------     ----------
                 Net deferred tax liabilities..............      $ (327,454)  $(119,163)    $       --
                                                                 ==========   =========     ==========

The provision for income taxes differs from the amount computed by applying the statutory U.S. Federal income tax rate to income loss before taxes as a result of the following:

                                                                              1995       1996     1997
                                                                            --------   --------  ------
                   U.S. Federal statutory rate.............................   34.0%      34.0%   (34.0)%
                   State income taxes, net of Federal income tax benefit...    4.0        4.0    (0.76)
                   Impact of foreign earnings and taxes....................   (1.0)      (1.7)     1.2
                   General business credits................................   (3.1)        --       --
                   Benefit from foreign sales corporation..................     --      (13.4)   (1.97)
                   Valuation Allowance.....................................    6.4         --    34.73
                   Other...................................................   (4.0)       1.0     (3.1)
                                                                              ----      -----    -----
                   Effective tax rate......................................   36.3%      23.9%    (3.9)%
                                                                              ====      =====    =====

11.  BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION

    GEOGRAPHIC AREA INFORMATION -- The Company operates in one industry segment, the development and marketing of computer software programs and related services. The Company markets its products worldwide and operations can be grouped into two main geographic areas. Pertinent financial data by major geographic area is summarized below.

                                                                                        Eliminations
                                                                                         and Other
                                                            United          United       Corporate
                                                            States         Kingdom        Expenses      Consolidated
                                                            ------         -------        --------      ------------
                   Years ending April 30, 1995:
                        Revenue........................  $10,516,837     $1,801,964     $  (833,650)    $11,485,151
                        Income from operations.........    2,969,058      1,028,615      (2,017,162)      1,980,511
                        Identifiable assets............    3,834,339        453,273              --       4,287,612
                   1996:
                        Revenue........................  $14,241,435     $2,991,493     $  (697,656)    $16,535,272
                        Income from operations.........    5,250,464      1,060,603      (5,450,028)        861,039
                        Identifiable assets............    9,518,498        112,564              --       9,631,062
                   1997:
                        Revenue........................  $14,988,383     $3,576,683     $  (256,454)    $18,308,612
                        Income (loss) from operations..   (2,072,077)       270,548      (6,779,557)     (8,581,086)
                        Identifiable assets............   35,535,826      1,554,134              --      37,089,960

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

    Included in United States revenue is $68,654, $3.8 million and $6.4 million of export revenue for fiscal 1995, 1996 and 1997, respectively. For fiscal 1996 and 1997, $2.1 million and $3.8 million of United States export sales were generated in the United Kingdom, with the remaining sales in both fiscal 1995, 1996 and 1997 generated in Canada and Mexico. Included in United Kingdom revenue is $617,544, $527,681 and $1.3 million of export revenue for fiscal 1995, 1996 and 1997, respectively, which was mainly generated in Western Europe, exclusive of the United Kingdom.

    SIGNIFICANT CUSTOMERS -- The Company had the following customers with revenue in excess of 10%:

                                         1995       1996      1997
                                       --------   --------  --------
                   Customer A........      --      25.7%      34.6%
                   Customer B........      --      22.2%      10.4%
                   Customer C........    17.7%       --         --

12.  INTEREST INCOME (EXPENSE), NET

    Interest income (expense), net includes interest income of $9,369, $66,643 and $544,096 in fiscal 1995, 1996 and 1997, respectively, and interest expense of $18,346, $63,503, and $140,107 in fiscal 1995, 1996 and 1997, respectively.

13.   RESTATEMENT OF FINANCIAL STATEMENTS

     Subsequent to the issuance of the Company's consolidated financial statements for the year ended April 30, 1997, the Company's management determined that certain revenue had been inappropriately recognized, the related receivables had been improperly recorded, and certain costs had not been accrued or were improperly recorded. As a result, the accompanying consolidated financial statements as of April 30, 1997 and for the year then ended have been restated.

     A summary of the significant effects of the restatements is as follows:

    As of April 30, 1997          As Previously Reported      As Restated
    --------------------          ----------------------      -----------

Accounts receivable                      $15,971,315           $5,844,987

Prepaid expenses - current                 1,181,865              575,144

Deferred income taxes                        230,729                   --

Prepaid expenses - non current                    --              259,755

Income taxes receivable                           --            1,530,000

Assets held for sale                         648,314              508,210

Accounts payable                           2,107,630            1,590,962

Accrued liabilities                        2,016,656            2,337,034

Income taxes payable                         662,042              104,777

Capital lease payable                        181,069               38,900

Lines of credit:

- Equipment                                       --              404,678

Deferred Revenue                             978,008            1,788,037

Capital lease payable,                       287,120               24,611
less current maturities

Retained earnings (deficit)                3,629,393           (6,170,140)

For the Year ended,        As Previously Reported       As Restated
April 30, 1997:            ----------------------       -----------
---------------

Total revenue                    $27,351,895            $18,308,612

Total cost of revenue              6,433,494              6,966,351

Selling, general and              15,252,104             16,750,776
administrative

Income (loss) before               2,909,662             (8,177,097)
provision for income taxes

Provision (benefit) for              964,402               (322,824)
income taxes

Net income (loss)                  1,945,260             (7,854,273)

Net income (loss) per share             0.30                  (1.26)

Weighted average common            6,456,851              6,240,566
and common equivalent
shares outstanding

                                Versatility Inc.

           Schedule II-Valuation and Qualifying Accounts and Reserves

                                                              Additions
                                                      ------------------------
                                                      Charged to    Charged to
                                         Balance at    Costs and       Other                    Balance at
          Description                      May 1,      Expenses      Accounts      Deductions    April 30
          -----------                      ------      --------      --------      ----------    --------
For the year ended April 30, 1995
---------------------------------
Allowance for doubtful accounts          $  70,354     $102,241          --         $102,241     $ 70,354
For the year ended April 30, 1996
---------------------------------
Allowance for doubtful accounts             70,354      122,424          --           34,904      157,874
For the year ended April 30, 1997 (1)
-------------------------------------
(As Restated)
-------------------------------------
Allowance for doubtful accounts            157,874      997,046          --          245,419      909,501


    (1)  See Note 13 of the Notes to the Consolidated Financial Statements.

                               Index to Exhibits

Exhibit
Number            Description of Document
-------           -----------------------
3.1               Amended and Restated Certificate of Incorporation of the
                  Company, as amended (1)
3.2               Form of Second Amended and Restated Certificate of
                  Incorporation of the Company (1)
3.3               Amended and Restated By-laws of the Company (1)
4.1               Specimen Certificate representing the Common Stock (1)
4.2               Registration Rights Agreement between the Company and certain security holders, dated as of January 24, 1996 (1)
10.1              1995 Employee Stock Option Plan (1)
10.2              1995 Incentive Stock Option Plan (1)
10.3              1996 Employee Stock Purchase Plan (1)
10.4              1996 Stock Option Plan (1)
10.5              Lease  Agreement  between the State of California  Public
                  Employees'  Retirement  System and the Company dated July 10,
                  1994, as amended (1)
10.6              Loan and Security  Agreement  between the Company and Silicon
                  Valley Bank dated as of August 28, 1996 (1)
10.7              Deed of Trust Note dated as of October  31,  1996  issued by
                  Serenity  Real  Properties  Limited Partnership to the Company
                  (1)
10.8 *            Lease  Agreement  between the  Commonwealth  Atlantic  Land II
                  Inc. and the Company dated June 5, 1997
11.1 *            Computation of Earnings Per Share
21.1 *            Subsidiaries
23.1 *            Independent Auditor's Consent
27.1 *            Financial Data Schedule

*    Filed herewith.

(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-13771), as amended.