Form 10-Q/A
period 1997-07-31
VERSATILITY INC
filed 1998-04-30
CIK 1023393

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                  FORM 10-Q/A
                          AMENDMENT NO.1 TO FORM 10-Q

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

                                VERSATILITY INC.

                                  FORM 10-Q/A

                               TABLE OF CONTENTS


                                                                                                             Page No.
                                                                                                             -------
PART I:   FINANCIAL INFORMATION

         Item 1:  Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets as of April 30, 1997 and July 31, 1997                     3

                  Condensed Consolidated Statements of Operations for the Three Months Ended July 31, 1996
                  and 1997                                                                                         5

                  Condensed Consolidated Statements of Cash Flows for the Three Months Ended
                  July 31, 1996 and 1997                                                                           6

                  Condensed Consolidated Statements of Changes in Stockholders' Equity for the
                  Three Months Ended July 31, 1997                                                                 7

                  Notes to Condensed Consolidated Financial Statements                                             8

         Item 2:  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                                           11

PART II:  OTHER INFORMATION

         Item 1:  Legal Proceedings                                                                               21

         Item 2:  Changes in Securities                                                                           22

         Item 3:  Defaults Upon  Senior Securities                                                                22

         Item 4:  Submission of Matters to a Vote of Security Holders                                             22

         Item 5:  Other Information                                                                               22

         Item 6:  Exhibits and Reports on Form 8-K                                                                22

         Signatures                                                                                               23

THE UNDERSIGNED REGISTRANT HEREBY AMENDS THE FOLLOWING ITEMS, FINANCIAL STATEMENTS, EXHIBITS OR OTHER PORTIONS OF ITS QUARTERLY REPORT ON FORM 10-Q AS SET FORTH HEREIN. THIS QUARTERLY REPORT ON FORM 10Q/A IS FILED IN CONNECTION WITH THE COMPANY'S RESTATEMENT OF FINANCIAL STATEMENTS FOR THE FISCAL YEAR ENDED APRIL 30, 1997 AND FOR THE FISCAL QUARTERS ENDED JULY 31, 1997 AND OCTOBER 31, 1997. EXCEPT AS OTHERWISE NOTED, INFORMATION CONTAINED IN THIS REPORT IS AS OF JULY 31, 1997.

Part I:  Financial Information
Item 1:  Financial Statements

                       VERSATILITY INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (Unaudited)

                                              APRIL 30, 1997      JULY 31, 1997
                                              --------------      -------------
                                               (As Restated,      (As Restated,
                                              --------------      -------------
                                                See Note 4)        See Note 4)
                                              --------------      -------------

              ASSETS

Current assets:
  Cash and cash equivalents...............      $18,825,764         $14,742,713
  Short-term investments..................        6,039,255           5,987,436
  Accounts receivable, net of allowance for
    doubtful accounts of $909,501 and
    $934,501..............................        5,844,987           4,441,532
  Prepaid expenses........................          575,144             810,820
  Inventory...............................           18,880              47,146
  Note receivable-related party...........          519,305             519,305
  Income taxes receivable.................               --           1,740,000
  Related party receivables...............          153,381             164,354
                                                -----------         -----------
Total current assets......................       31,976,716          28,453,306
                                                -----------         -----------
Other assets:
  Deposits................................          187,650             227,429
  Prepaid expenses........................          259,755             204,093
  Investments.............................        1,433,464           1,437,021
  Income taxes receivable.................        1,530,000                  --
  Assets held for sale....................          508,210           1,392,620
  Purchased software, net of accumulated
    amortization of $42,098 and $53,059...          177,136             166,175
                                                -----------         -----------
Total other assets........................        4,096,215           3,427,338
                                                -----------         -----------
Property and equipment
  Computers...............................        1,168,246           1,315,980
  Office furniture and equipment..........          665,597             701,649
  Leasehold improvements..................          206,402             211,292
  Capital leases..........................          652,533             652,533
                                                -----------         -----------
                                                  2,692,778           2,881,454

  Less: Accumulated depreciation and
    amortization..........................       (1,675,749)         (1,767,346)
                                                -----------         -----------
      Net property and equipment..........        1,017,029           1,114,108
                                                -----------         -----------
Total assets..............................      $37,089,960         $32,994,752
                                                ===========         ===========

            See Notes to condensed consolidated financial statements

                       VERSATILITY INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                            APRIL 30, 1997     JULY 31, 1997
                                            --------------     -------------
                                             (As Restated,     (As Restated,
                                            --------------     -------------
                                              See Note 4)       See Note 4)
                                            --------------     -------------


   LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Accounts payable.......................     $ 1,590,962       $ 1,946,735
  Accrued liabilities....................       2,337,034         2,102,566
  Related party payables.................          28,030            19,440
  Income taxes payable...................         104,777            14,777
  Capital lease payable..................          38,900            26,426
  Line of credit.........................
          - Operating                           2,288,319         2,521,136
          - Equipment                             404,678           367,684
                                              -----------       -----------
  Deferred revenue.......................       1,788,037         1,037,425
                                              -----------       -----------
Total current liabilities................       8,580,737         8,036,189
                                              -----------       -----------
Other liabilities:
  Capital lease payable, less current
    maturities...........................          24,611            19,590
  Deferred rent..........................         316,360           331,565
                                              -----------       -----------
  Total other liabilities................         340,971           351,155
                                              -----------       -----------
  Commitments and Contingencies

Stockholders' equity:
  Preferred stock, $.01 par value,
    2,000,000 shares authorized, no shares
    issued or outstanding................              --                --
Common stock, par value $.01 -- 20,000,000
shares authorized, 7,297,365 shares issued
and outstanding at April 30, 1997;
7,381,177 shares issued and outstanding
at July 31, 1997..........................         72,974            73,812
Additional paid-in capital................     34,349,298        34,462,891
Foreign currency translation adjustments..        (83,880)         (106,128)
Retained deficit..........................     (6,170,140)       (9,823,167)
                                              -----------       -----------
Total stockholders' equity................     28,168,252        24,607,408
                                              -----------       -----------
Total liabilities and stockholders' equity    $37,089,960       $32,994,752
                                              ===========       ===========

           See Notes to condensed consolidated financial statements.

                       VERSATILITY INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                             Three Months Ended
                                                                  July 31,
                                                          1996(AS           1997(AS
                                                       -------------     -------------
                                                       RESTATED, SEE     RESTATED, SEE
                                                       -------------     -------------
                                                           NOTE 4)          NOTE 4)
                                                       -------------     -------------
Revenue:
    License revenue...................................   $3,039,061       $  2,044,573
    Service and maintenance revenue...................    1,631,868          3,886,823
                                                         ----------       ------------
         Total revenue................................    4,670,929          5,931,396
                                                         ----------       ------------
Cost of revenue:
    License revenue...................................      205,224            664,282
    Service and maintenance revenue...................    1,239,661          3,275,587
                                                         ----------       ------------
         Total cost of revenue........................    1,444,885          3,939,869
                                                         ----------       ------------
Gross margin..........................................    3,226,044          1,991,527
                                                         ----------       ------------
Operating expenses:
    Selling, general and administrative...............    3,028,807          4,332,895
    Research and development..........................      618,566            961,802
    Litigation settlement and related costs...........          --             500,000
    Depreciation and amortization.....................       49,816             98,560
                                                        -----------       ------------
         Total operating expenses.....................    3,697,189          5,893,257
                                                        -----------       ------------
Loss from operations..................................     (471,145)        (3,901,730)
Interest income (expense), net........................       (5,612)           248,703
                                                        -----------       ------------
Loss before provision for  income taxes...............     (476,757)        (3,653,027)
Benefit for income taxes..............................     (162,000)                --
                                                        -----------       ------------
Net loss..............................................  $  (314,757)      $ (3,653,027)
                                                        ============      ============
Net loss per share....................................  $     (0.06)      $      (0.50)
                                                        ===========       ============
Weighted average common and common
  equivalent shares outstanding.......................    5,603,205          7,319,875
                                                        ===========       ============


         See Notes to the condensed consolidated financial statements.

                        VERSATILITY INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   JULY 31,
                                                           1996(AS          1997(AS
                                                        -------------    -------------
                                                        RESTATED, SEE    RESTATED, SEE
                                                        -------------    -------------
                                                            NOTE 4)         NOTE 4)
                                                        -------------    -------------
Cash flows from operating activities:
    Net loss...........................................  $  (314,757)    $ (3,653,027)
    Adjustments to reconcile net loss to net
      cash provided by operating activities:
        Depreciation...................................       44,066           87,599
        Amortization...................................        5,750           10,961
        Gain on equity investment......................          (28)              --
        Changes in assets and liabilities:
            Accounts receivable........................      878,822        1,403,455
            Prepaid expenses...........................       (9,260)        (180,014)
            Inventory..................................       (1,674)         (28,266)
            Related party receivables..................       25,462               --
            Deposits...................................          768          (39,779)
            Accounts payable...........................     (509,652)         355,773
            Accrued liabilities........................      155,226         (234,468)
            Related party payables.....................       26,557           (8,590)
            Income taxes payable.......................     (432,924)        (300,000)
            Deferred rent..............................       49,339           15,205
            Deferred revenue...........................      606,816         (750,612)
                                                         -----------     ------------
                Net cash (used in) provided by
                  operating activities.................      524,511       (3,321,763)
                                                         -----------     ------------
Cash flows from investing activities:
    Purchase of investments............................           --           48,262
    Purchase of property and equipment and assets
      held for sale....................................     (172,789)      (1,069,088)
    Related party note receivable......................           --          (10,973)
                                                         -----------     ------------
                Net cash used in investing activities..     (172,789)      (1,031,799)
                                                         -----------     ------------
Cash flows from financing activities:
    Borrowings under line of credit....................           --          232,817
    Payments under line of credit......................     (545,008)         (36,994)
    Proceeds from sale of common stock, net............           --          114,431
    Principal payments under capital leases............      (10,600)         (17,495)
                                                         -----------     ------------
                Net cash provided by (used in)
                  financing activities.................     (555,608)         292,759
                                                         -----------     ------------
Effect of exchange rate changes on cash................        6,568          (22,248)
                                                         -----------     ------------
Net decrease in cash and cash equivalents..............     (197,318)      (4,083,051)
Cash and cash equivalents, beginning of period.........    2,280,273       18,825,764
                                                         -----------     ------------
Cash and cash equivalents, end of period...............   $2,082,955     $ 14,742,713
                                                         ===========     ============
Supplemental disclosures of cash flow information:

    Interest paid......................................   $   51,630     $     69,315
                                                         ===========     ============
    Income taxes paid..................................   $  273,000     $    290,000
                                                         ===========     ============



           See Notes to condensed consolidated financial statements.

                       VERSATILITY INC. AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                            NUMBER OF                                  FOREIGN
                                            SHARES OF                ADDITIONAL       CURRENCY
                                             COMMON       COMMON       PAID-IN       TRANSLATION      RETAINED
                                              STOCK        STOCK       CAPITAL       ADJUSTMENTS       DEFICIT         TOTAL
                                           ----------    -------    -----------      -----------    -----------     -----------
Balance, April 30, 1997(As restated,
See Note 4)...............................  7,297,365    $72,974    $34,349,298       $  (83,880)   $(6,170,140)    $28,168,252
    Issuance of common stock related to
      exercise of stock options...........     83,812        838        113,593                                         114,431
    Foreign currency translation
      adjustments.........................                                               (22,248)                       (22,248)
    Net loss..............................                                                           (3,653,027)     (3,653,027)
                                            ---------    -------    -----------       ----------    -----------     -----------
Balance, July 31, 1997(As Restated, See
Note 4)...................................  7,381,177    $73,812    $34,462,891       $ (106,128)   $(9,823,167)    $24,607,408
                                            =========    =======    ===========       ==========    ===========     ===========


           See notes to condensed consolidated financial statements.

                       VERSATILITY INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, include all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial information set forth therein, in accordance with generally accepted accounting principles. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any future period. Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in Versatility Inc.'s Annual Report on Form 10-K/A for the fiscal year ended April 30, 1997.

2. LITIGATION

One of the Company's former Value added Resellers (VARs) filed a claim for arbitration against the Company in connection with the termination of the VAR's reseller agreement with the Company, claiming not less than $1.0 million in damages. The Company defended this action in arbitration proceedings. In April 1997, the arbitration panel awarded $267,000 in net damages to the plaintiff in the proceeding. The arbitration panel's decision was appealed. In August 1997, the Company settled the litigation with the former VAR for $250,000. The Company has recorded a one-time charge in the quarter ending July 31, 1997 related to this litigation for $500,000, which includes the settlement charge and other costs and expenses associated with defending the litigation.

Recent Developments. Between March 6, 1998 and April 8, 1998 the Company and certain of its current and former officers and directors, among others, were sued in various putative securities class action filed in the United States District Court for the Southern District of New York and the United States District for the Eastern District of Virginia, as follows: Thomas Esposito, et al. V. Versatility, Inc., et al. (S.D.N.Y.); Tammy Newsman v. Versatility, Inc., et al. (S.D.N.Y.); Sam Succar v. Versatility, Inc. et al. (S.D.N.Y.); Thomas K. Doyle v. Versatility, Inc. et al. (E.D. Va); and Steven Bowen v. Versatility, Inc. et al. (S.D.N.Y.) (together "the putative class actions"). In addition, the Company's auditors and the lead underwriters in its December 1996 initial public offering (IPO) were named as defendants in one or more of the putative class actions. Collectively, the putative class actions assert claims under Sections 11, 12(2) and 15 of the Securities Act of 1933 and Section 10(b) and 20(a) of the Securities Exchange Act of 1934 for alleged misrepresentations and omissions in connection with the SEC public filings and other public statements made by the Company. Among other allegations, each of the putative class actions alleges that the Company misrepresented its financial results and its accounting practices during the period December 12, 1996 through March 12, 1998, including in the Company's IPO Prospectus. The complaints in certain of the putative class actions also assert, among other allegations, that the Company and certain of the other defendants made misrepresentations in the IPO Prospectus and thereafter regarding the performance capabilities of the Company's CallCenter product. The Company intends to vigorously defend this action. The ultimate outcome including the amount of the possible loss cannot be determined at this time. It is expected that the cost to defend this lawsuit will be substantial and will have a material adverse effect on the Company's business and results and operations. An unfavorable outcome in the litigation could have a material adverse effect on the Company's financial condition and results of operations.

In addition to the above claim, the Company is a party to various legal proceedings in the normal course of business, consisting of contract issues and employee matters, which outcome cannot be ascertained at this time. Taken together or individually, an adverse outcome on the results of these suits may have a materially adverse impact on the Company. Because the outcome of these matters cannot be ascertained at this time, the Company has not recorded any significant accruals related to these matters.

On March 12, 1998, the Company announced that it expected to restate its financial results for the fiscal year ended April 30, 1997 and the fiscal quarters ended July 30, 1997 and October 30, 1997, and that its Form 10-Q for the quarter ended January 31, 1998 would not be filed on time, all as of result of concerns over the accounting treatment of certain transactions. As a result of this press release, the National Association of Securities Dealers ("NASD") suspended trading of the Company's common stock on the NASDAQ National Market, and instituted proceedings to remove the Company's common stock from listing on the National Market. The NASD has indicated that trading may resume after publication of the Company's restated financial statements; however, a hearing on delisting is scheduled for April 30, 1998. In addition, the NASD is continuing to investigate the circumstances surrounding the Company's restatements. There can be no assurance that the Company's common stock will continue to be listed on the National Market.

3. LINE OF CREDIT

Since the company was not in compliance with various covenants in the above credit facility in subsequent quarters, on April 28, 1998, the Company entered into an amendment to the credit facility which will be effective April 30, 1998, in which the bank will waive all prior non-compliance, and which provides for the following terms: the $2.0 million equipment line was cancelled and the outstanding balance of $256,703 was transferred to the operating line of credit; upon the effective date, the Company will permanently pay down the operating line to $3.8 million and may not borrow any additional amounts under the line. In addition, in exchange for the bank's forbearance in exercising its rights under the previous arrangement, the Company has agreed to issue to the Bank warrants to purchase 100,000 shares of the Company's common stock with and exercise price of $2.50 per share. The credit facility continues to be collateralized by all of the Company's assets. The agreement provides that the Company must maintain certain financial covenants, including a minimum tangible net worth and a minimum cash balance. The line of credit matures on November 5, 1998.

4. RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to the issuance of the Company's consolidated financial statements for the year ended April 30, 1997, the Company's management determined that certain revenue had been inappropriately recognized, the related receivables had been improperly recorded, and certain costs had not been accrued or were improperly recorded. As a result, the accompanying consolidated financial statements as of July 31, 1997 and 1996 and for the quarters then ended have been restated.

A summary of the significant effects of the restatements is as follows:

      As of April 30, 1997:        As Previously Reported      As Restated
      --------------------         ----------------------      -----------

      Current Assets                     $42,940,494           $31,976,716
      Current Liabilities                  8,261,754             8,580,737
      Retained Earnings (deficit)          3,639,393            (6,170,140)

For the Quarter ended,     As Previously Reported       As Restated
July 31, 1996:             ----------------------       -----------
--------------

Total revenue                        $5,420,032          $4,670,929
Total operating expenses              3,705,168           3,697,189
Net income (loss)                       202,346            (314,757)
Net income (loss) per
  share                                    0.04               (0.06)
Weighted average common               5,603,205           5,603,205
  and common equivalent
  shares outstanding

As of July 31, 1997:       As Previously Reported       As Restated
-------------------        ----------------------       -----------

Current Assets                      $40,600,859         $28,453,306
Current Liabilities                   7,049,457           8,036,189
Retained Earnings                     3,675,834          (9,823,167)
(deficit)

For the Quarter ended,     As Previously Reported       As Restated
July 31, 1997:             ----------------------       -----------
--------------

Total revenue                        $9,011,163          $5,931,396
Total operating expenses              6,407,509           5,893,257
Net income (loss)                        46,441          (3,653,027)
Net income (loss) per                      0.01               (0.50)
  share
Weighted average common               7,993,606           7,319,875
  and common equivalent
  shares outstanding

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This document contains various forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. Such statements are subject to various risks and uncertainties which could cause actual results to vary materially from those contained in such forward looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected. Certain of these risks and uncertainties as well as other risks and uncertainties are described in Factors Which May Effect Future Operating Results herein and in the Company's Registration Statement on Form S-1 filed under the Securities Act of 1933, as amended, and declared effective on December 12, 1996 and the Annual Report on Form 10-K/A for the fiscal year ended April 30, 1997.

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

The Company's contracts with its customers often involve significant customization and installation obligations. In these situations, license revenue is recognized based on the percentage of completion method, which is based on the achievement of certain performance milestones as defined in the contracts. When the Company is under no obligation to install or customize the software, license revenue is recognized upon shipment as long as cash collection is probable. Service revenue for implementation, consulting services and training is recognized as the services are performed. Revenue from maintenance services is recognized ratably over the term of the service agreement. An allowance for doubtful accounts receivable and sales has been recorded which is considered adequate to absorb currently estimated bad debts and disputed amounts in these accounts.

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

Revenue from customers outside the United States accounted for 69.8% and 35.4% of the Company's total revenue for the first three months of fiscal 1997 and 1998, respectively. While the Company's expenses incurred in foreign countries are typically denominated in the local currencies, revenue generated by the Company's international sales typically is paid in U.S. dollars or British pounds. Although exposure to currency fluctuations to date has been insignificant, there can be no assurance that fluctuations in currency exchange rates in the future will not have a material adverse impact on the Company's international operations. The Company currently does not engage in hedging activities.

Results of Operations

The following table sets forth certain financial data for the periods indicated as a percentage of total revenue:



                                                PERCENTAGE OF TOTAL
                                                      REVENUE
                                                THREE MONTHS ENDED
                                                     JULY 31,
                                                1996(1)     1997(1)
                                                -------     -------
Revenue:
     License revenue.........................     65.1%        34.5%
     Service and maintenance revenue.........     34.9         65.5
                                               -------     --------
          Total revenue......................    100.0        100.0
                                               -------     --------
Cost of revenue:
     License revenue.........................      4.4         11.2
     Service and maintenance revenue.........     26.5         55.2
                                               -------     --------
          Total cost of revenue..............     30.9         66.4
                                               -------     --------
Gross margin.................................     69.1         33.6
                                               -------     --------
Operating expenses:
     Selling, general and administrative.....     64.8         73.1
     Research and development................     13.2         16.2
     Litigation settlement and related costs.       --          8.4
     Depreciation and amortization...........      1.1          1.7
                                               -------     --------
          Total operating expenses...........     79.1         99.4
                                              --------     --------
Loss from operations.........................    (10.0)       (65.8)
Interest income (expense), net...............     (0.2)         4.2
                                              --------     --------
Loss before benefit for income taxes.........    (10.2)       (61.6)
Provision for income taxes...................     (3.5)          --
                                              --------     --------
Net loss.....................................     (6.7)%      (61.6)%
                                               =======     ========

(1) As Restated. See Note 5 of the Notes to the condensed consolidated financial statements.


The following table sets forth, for each component of revenue, the cost of such revenue expressed as a percentage of such revenue for the periods indicated:

                                                   Three Months Ended
                                                        July 31,
                                                   ------------------
                                                   1996(1)    1997(1)
                                                   -------    -------
   Cost of license revenue......................     6.8%      32.5%
   Cost of service and maintenance revenue......    76.0%      84.3%


(1) As Restated. See Note 5 of the Notes to the condensed consolidated financial statements.

Revenue. Total revenue increased 27.0% from $4.7 million in the three months ended July 31, 1996 to $5.9 million in the three months ended July 31, 1997. The increase was primarily due to the significant increase in service revenue. Revenue from license fees decreased 32.7% from $3.0 million in the three months ended July 31, 1996, or 65.1% of total revenue, to $2.0 million in the three months ended July 31, 1997, or 34.5% of total revenue. The decrease was primarily due to indirect sales not materializing, while the Company de-emphasized the direct sales channels. Service revenue increased 138.2% from $1.6 million in the three months ended July 31, 1996 to $3.9 million in the three months ended July 31, 1997 due to greater demand for the Company's implementation and project management services. The mix of revenue changed from roughly 65% licenses, 35% services in the prior year to approximately 34% licenses, 66% services in the current year, on the strength of the services revenue reported.

Cost of Revenue. Cost of license revenue is comprised of the costs of media, packaging, documentation and incidental hardware costs. Cost of service and maintenance revenue consists of salaries, wages, benefits and other direct costs related to installing, customizing and supporting customer implementations. These costs also include telephone support and training.

Total cost of revenue increased from $1.4 million in the three months ended July 31, 1996, or 30.9% of total revenue, to $3.9 million in the three months ended July 31, 1997, or 66.4% of total revenue. Cost of license revenue increased from $205,000 in the three months ended July 31, 1996, or 4.4% of license revenue to $664,000 in the three months ended July 31, 1997, or 11.2% of license revenue. Cost of service and maintenance revenue increased from $1.2 million in the three months ended July 31, 1996, or 76.0% of service and maintenance revenue, to $3.3 million in the three months ended July 31, 1997, or 84.3% of service and maintenance revenue. The increase was the result of additions to the Company's consulting, customization and implementation staff to support the Company's projects. During the first quarter of fiscal 1998, the Company's cost of service and maintenance revenue was higher as a percentage of such revenue due in part to the engagement of contract programmers to complete certain custom implementations of the Versatility Series. Total cost of revenue was adversely affected in the current year compared to the same period in the prior year due to the change in revenue mix between licenses and services, with services very very labor intensive.

Selling, General and Administrative. Selling expenses consist of personnel costs, including compensation and benefits and costs of travel, advertising, public relations, seminars and trade shows. General and administrative expenses represent the costs of executive, finance and support personnel and unallocated corporate expenses such as rent, utilities, legal and auditing. Selling, general and administrative expenses increased from $3.0 million for the three months ended July 31, 1996, or 64.8% of total revenue, to $4.3 million for the three months ended July 31, 1997, or 73.1% of total revenue. This increase was attributable to additions to the Company's headcount, primarily sales and marketing staff. At July 31, 1996, sales, marketing and administrative had 59 employees versus 122 employees at July 31, 1997.

Research and Development. Research and development expenses consist of personnel costs and direct overhead costs incurred in developing software features and functionality. Research and development expenses increased from $619,000 for the three months ended July 31, 1996, or 13.2% of total revenue, to $962,000 for the three months ended July 31, 1997, or 16.2% of total revenue. The increase was due to the hiring of additional software engineers to support increased development activities.

Litigation Settlement and Related Costs. One of the Company's former VARs filed a claim for arbitration against the Company in connection with the termination of the VAR's reseller agreement with the Company, claiming not less than $1.0 million in damages. The company defended this action in arbitration proceedings. In April 1997, the arbitration panel awarded $267,000 in net damages to the plaintiff in the proceedings. The arbitration panel's decision was appealed. In August 1997, the Company settled the litigation with the former VAR for $250,000. The Company has recorded a one-time charge in the quarter ending July 31, 1997 related to this litigation for $500,000, which includes the settlement charge and other costs and expenses associated with defending the litigation.

Depreciation and Amortization. Depreciation and amortization expenses were $50,000 in the three months ended July 31, 1996 and $99,000 in the three months ended July 31, 1997. The increase due to additional depreciation expense on equipment the Company purchased.

Interest Income (Expense), Net. Interest income (expense), net consists of interest earned on cash and cash equivalents, offset by interest expense on debt and equipment financing. Net interest income (expense) was $(6,000) and $249,000 for the three months ended July 31, 1996 and 1997, respectively. The difference results from interest income attributable to the cash raised through the initial public offering in the third quarter of fiscal 1997, partially offset by interest expense related to borrowings on the line of credit.

Provision for Income Taxes. The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes"("SFAS 109"). The provision for income taxes is computed based on pretax income, with deferred income taxes recorded for the differences between pretax accounting and pretax taxable income. The Company's recorded a benefit for income taxes of $162,000 for the three months ended July 31, 1996. The Company did not record a benefit for the three months ended July 31, 1997 as the Company had utilized in prior periods all its available tax benefits.

Liquidity and Capital Resources

The Company has funded its operations to date through cash generated from operations, through the private sale of preferred stock in January 1996 totaling $3.5 million, from funds obtained from revolving credit facilities with commercial banks and the Company's initial public offering in December 1996 that raised $30.6 million in net proceeds. The Company's $2.5 million line of credit had an outstanding balance of $2.5 million at July 31, 1997. Advances under the working capital line bore interest at a variable annual rate equal to the prime rate of the bank plus 0.5%. The line of credit expired on August 5, 1997

At July 31, 1997, the Company had $20.7 million in cash, cash equivalents and short-term investments and $4.4 million in accounts receivable. For the three months ended July 31, 1997, net cash used in operations totaled $3.3 million. In addition, the Company used approximately $1.1 million for capital expenditures. These uses of cash were partially offset by borrowings of $233,000 under the Company's working capital line of credit and $114,000 related to employees exercising stock options, resulting in a net cash decrease of $4.1 million.

Recent  Developments

         On October 29, 1997, the Company entered into a new credit facility with its commercial bank which provided for a $5.0 million operating line of credit and a new $2.0 million equipment line of credit. Since the company was not in compliance with various covenants in the above credit facility in subsequent quarters, on April 28, 1998, the Company entered into an amendment to the credit facility which will be effective April 30, 1998, in which the bank will waive all prior non-compliance, and which provides for the following terms: the $2.0 million equipment line was cancelled and the outstanding balance of $256,703 was transferred to the operating line of credit; upon the effective date, the Company will permanently pay down the operating line to $3.8 million and may not borrow any additional amounts under the line. In addition, in exchange for the bank's forbearance in exercising its rights under the previous arrangement, the Company has agreed to issue to the Bank warrants to purchase 100,000 shares of the Company's common stock with and exercise price of $2.50 per share. The credit facility continues to be collateralized by all of the Company's assets. The agreement provides that the Company must maintain certain financial covenants, including a minimum tangible net worth and a minimum cash balance. The line of credit matures on November 5, 1998.

At April 27, 1998, the Company had $ 5.2 million in cash and cash equivalents and $ 8.1 million in accounts receivable. Subsequent to the date of the financial statements contained herein, the Company has incurred substantial losses and anticipates a significant loss in the fourth quarter of fiscal 1998. Additionally, the Company expects to incur significant amounts to defend the lawsuits described below in "Litigation Risks". While significant cost cutting measures have been initiated and completed in some circumstances, there can be no assurance that the Company's cash on hand and cash flows from operations will be sufficient to meet its ongoing obligations. The Company has retained NationsBanc Montgomery Securities LLC to help it review its strategic alternatives which include additional capital raising activities and evaluating potential corporate partners. If the Company is unable to obtain additional financing sufficient to meet its operating needs, the Company may be required to significantly reduce the scope of its operations, which would have a material adverse effect on the Company's business and results of operations and its ability to compete. Such reduced operations and levels of cash may also cause the Company to default under its credit facility.

Factors Which May Effect Future Operating Results

The following issues and uncertainties, among others, should be considered in evaluating the Company's outlook.

Risks Relating to Cash Flow Levels. As of April 27, 1998, the Company had $ 5.2 million in cash and cash equivalents and $ 8.1 million in accounts receivable. The Company believes that its cash on hand and cash flow from anticipated operating activities may not be sufficient to meet its ongoing obligations through the second quarter of fiscal 1999. Additionally, the Company expects to incur significant amounts to defend the lawsuits described in "Litigation Risks". The Company's independent auditors have stated in their report issued in connection with the Company's Annual Report on Form 10-K/A that they have substantial doubt about the Company's ability to continue as a going concern. The Company has retained NationsBanc Montgomery Securities LLC to help it review its strategic alternatives, which include additional capital raising activities and evaluating potential corporate partners. If the Company is unable to obtain additional financing sufficient to meet its operating needs, the Company may be required to significantly reduce the scope of its operations, which would have a material adverse effect on the Company's business, results of operations and its ability to compete. Such reduced operations and levels of cash may also cause the Company to be in default under its credit facility. See Note 1 to the Company's Consolidated Financial Statements for the year ended April 30, 1997.

Adverse Effects of Restatement of Financial Statements. On March 12, 1998, the Company announced that it expected to restate its financial results for the fiscal year ended April 30, 1997 and the fiscal quarters ended July 31, 1997 and October 31, 1997, and that its Form 10-Q for the quarter ended January 31, 1998 would not be filed on time, all as a result of concerns over the accounting treatment of certain transactions, which the Company was examining. The uncertainties resulting from this announcement have had a material adverse affect on the Company's business and financial condition. In addition to its proceedings with the NASD (described in "Proceedings with the NASD" below) filing of the lawsuits against the Company (described in "Litigation Risks" below) such announcement has and will continue to have additional adverse effects on the Company. First, due to the Company's financial uncertainty, certain customers of the Company have stated that they will postpone purchases of the Company's products and services until the Company's restated financial results are released. There is no assurance that once such results are released, such customers will purchase the Company's products and services. Second, there can be no assurance that, once such financial results are released and trading in the Company's Common Stock resumes, that the trading price per share of the Company's Common Stock will not decline further due to reactions by analysts or otherwise.

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

Although the Company intends to vigorously defend against all claims brought it, the ultimate outcome, including amount of possible loss, of litigation cannot be determined at this time. It is expected that the cost to defend these lawsuits will be substantial and will have a material adverse effect on the Company's business and results of operations. An unfavorable outcome in the litigation could have a material adverse effect on the Company's financial condition and results of operations.

Proceedings with the NASD. On March 12, 1998, the Company announced that it expected to restate its financial results for the fiscal year ended April 30, 1997 and the fiscal quarters ended July 30, 1997 and October 30, 1997, and that its Form 10-Q for the quarter ended January 31, 1998 would not be filed on time, all as of result of concerns over the accounting treatment of certain transactions. As a result of this press release, the NASD suspended trading of the Company's Common Stock on the Nasdaq National Market, and instituted proceedings to remove the Company's Common Stock from listing on the Nasdaq National Market. The NASD has indicated that trading may resume after publication of the Company's restated financial statements; however, a hearing on delisting is scheduled for April 30, 1998. There can be no assurance that the Company's Common Stock will resume trading on the Nasdaq National Market or that once trading resumes, the Common Stock will continue to be listed on the Nasdaq National Market or any other listing or exchange.

Dependence on New Products; Risk Associated with Servicing the Customer Interaction Software Market. The Company currently derives substantially all of its revenue from sales of its Versatility Series software and related services. The Versatility Series was introduced in May 1995, and the Company expects that this product and related services will continue to account for all of the Company's revenue for the foreseeable future. However, the Company has little operating history with the Versatility Series products. The Company's financial results for periods prior to fiscal 1996 reflect sales of the Company's previous generation of products, which the Company no longer actively markets. The lifecycle of the Company's current products is difficult to estimate as a result of many factors, including the unknown future demand for customer interaction software and the effects of competition in this market. Moreover, although the Company intends to enhance these products and develop related products, the

Company's strategy is to continue to focus on providing customer interaction software applications as its sole line of business. As a result, any factor adversely affecting the market for customer interaction software applications in general, or the Versatility Series products in particular, could adversely affect the Company's business, financial condition and results of operations. The market for customer interaction software products is intensely competitive, highly fragmented and subject to rapid change. The Company's outlook will depend on continued growth in the market for customer interaction applications. There can be no assurance that the market for customer interaction applications will continue to grow. If this market fails to grow or grows more slowly than the Company currently anticipates, the Company's business, financial condition and results of operations would be materially adversely affected.

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

International Operations. Revenue from sales outside the United States in fiscal 1995, 1996 and 1997 and the first three months of fiscal 1998 accounted for approximately 16.3%, 40.8%, 54.6%, and 35.4% respectively, of the Company's total revenue. International operations are subject to inherent risks, including the impact of possible recessionary environments in economies outside the United States, changes in demand for the Company's products resulting from fluctuations in exchange rates, unexpected changes in legal and regulatory requirements including those relating to telemarketing activities, changes in tariffs, seasonality of sales, costs of localizing products for foreign markets, longer accounts receivable collection periods and greater difficulty in accounts receivable collection, difficulties and costs of staffing and managing foreign operations, reduced protection for intellectual property rights in some countries, potentially adverse tax consequences and political and economic instability. There can be no assurance that the Company will be able to sustain or increase international revenue, or that the factors listed above will not have a material adverse impact on the Company's international operations. While the Company's expenses incurred in foreign countries are typically denominated in the local currencies, revenue generated by the Company's international sales typically is paid in U.S. dollars or British pounds. Although exposure to currency fluctuations to date has been insignificant, there can be no assurance that fluctuations in currency exchange rates in the future will not have a material adverse impact on the Company's international operations. The Company currently does not engage in hedging activities.

A significant element of the Company's strategy was to continue the expansion of its operations in international markets. This expansion has required and will continue to require significant management attention and financial resources to develop international sales channels. Because of the difficulty in penetrating new markets, along with the Company's size and geographic location, there can be no assurance that the Company will be able to maintain or increase international revenue. To the extent that the Company is unable to do so, the Company's financial condition and results of operations could be materially adversely affected. A substantial portion of the Company's international sales are expected to be made using indirect selling channels, such as third party systems integrators and VARs. A reduction in sales by all or some of these distributors or a termination of their relationships with the Company could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Management of Growth. The Company expected significant growth in revenue, and therefore staffed up operations and personnel. Continued growth will challenge the Company's management systems and resources and require the Company to improve and upgrade its management information systems. There can be no assurance that the Company will be able to successfully upgrade its systems or to attract, retain and successfully train the necessary personnel to accomplish its strategies or that it will not experience constraints that will adversely affect its ability to satisfy customer demand in a timely fashion or to satisfactorily support its customers. Any of these events could injure the Company's reputation or lead to loss of customers. If the Company is unable to manage growth effectively, the Company's business, financial condition and results of operations could be adversely affected.

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

Dependence on Key Personnel. The Company's success depends to a significant extent upon the continued service of its executive officers and other key management and technical personnel, and on its ability to continue to attract, retain and motivate qualified personnel, such as experienced software developers and sales personnel. Competition for such employees is very intense. The loss of the services of one or more of the Company's executive officers, software developers or other key personnel or the

Company's inability to recruit replacements for such personnel could have a material adverse effect on the Company's business, financial condition and results of operations. The Company maintains $1.0 million of key-man life insurance on Ronald R. Charnock, then the Company's President and Chief Executive Officer at July 31, 1997. Since April 30, 1997 the Company has replaced all of its senior management. The Company's current President and Chief Operating Officer joined the Company in February 1988, together with the new Senior Vice President of Operations. The Company's former President, Chairman and Chief Executive Officer resigned from all positions with the Company, and the former Chief Financial Officer and Vice President in charge of Sales have also left the Company.

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

Other Legal Proceedings. The Company is a party to various legal proceedings in the normal course of business, consisting of contract issues and employee matters, which outcome cannot be ascertained at this time (the more significant ones are listed below). Taken together or individually, an adverse outcome on the results of these suits may have a materially adverse impact on the Company. The outcome of these matters cannot be ascertained at this time:

     A former employee has sued the Company for approximately $1.2 million for breach of contract amongst other claims;

     A former customer is seeking damages in excess of $1 million for alleged breach of contract and warranties, as well as alleged misrepresentations. On April 16, 1998, the Company filed a response denying the allegations and counterclaiming for damages in excess of $400,000 for breach of contract. This matter is currently in the discovery stage. The Company intends to vigorously defend this case;

     A customer of a Versatility reseller has sued for damages for an amount not less than $1,000,000. In December 1997, the District Court dismissed the action. In February 1998, essentially the same claim was made in a different District Court.

Part II:  Other Information

Item 1:  Legal Proceedings:

One of the Company's former Value added Resellers (VARs) filed a claim for arbitration against the Company in connection with the termination of the VAR's reseller agreement with the Company, claiming not less than $1.0 million in damages. The Company defended this action in arbitration proceedings. In April 1997, the arbitration panel awarded $267,000 in net damages to the plaintiff in the proceedings. The arbitration panel's decision was appealed. In August 1997, the Company settled the litigation with the former VAR for $250,000. The Company has recorded a one-time charge in the quarter ending July 31, 1997 related to this litigation for $500,000, which includes the settlement charge and other costs and expenses associated with defending the litigation.

Recent Developments

Between March 6, 1998 and April 8, 1998 the Company and certain of its current and former officers and directors, among others, were sued in various putative securities class action filed in the United States District Court for the Southern District of New York and the United States District for the Eastern District of Virginia, as follows: Thomas Esposito, et al. V. Versatility, Inc., et al. (S.D.N.Y.); Tammy Newsman v. Versatility, Inc., et al. (S.D.N.Y.); Sam Succar v. Versatility, Inc. et al. (S.D.N.Y.); Thomas K. Doyle v. Versatility, Inc. et al. (E.D. Va); and Steven Bowen v. Versatility, Inc. et al. (S.D.N.Y.) (together "the putative class actions"). In addition, the Company's auditors and the lead underwriters in its December 1996 initial public offering (IPO) were named as defendants in one or more of the putative class actions. Collectively, the putative class actions assert claims under Sections 11, 12(2) and 15 of the Securities Act of 1933 and Section 10(b) and 20(a) of the Securities Exchange Act of 1934 for alleged misrepresentations and omissions in connection with the SEC public filings and other public statements made by the Company. Among other allegations, each of the putative class actions alleges that the Company misrepresented its financial results and its accounting practices during the period December 12, 1996 through March 12, 1998, including in the Company's IPO Prospectus. The complaints in certain of the putative class actions also assert, among other allegations, that the Company and certain of the other defendants made misrepresentations in the IPO Prospectus and thereafter regarding the performance capabilities of the Company's CallCenter product. Although the Company intends to vigorously defend against all claims brought it, the ultimate outcome, including amount of possible loss, of litigation cannot be determined at this time. It is expected that the cost to defend these lawsuits will be substantial and will have a material adverse effect on the Company's business and results of operations. An unfavorable outcome in the litigation could have a material adverse effect on the Company's financial condition and results of operations.

                  In addition to the above claim, the Company is a party to various legal proceedings in the normal course of business, consisting of contract issues and employee matters, which outcome cannot be ascertained at this time (the more significant ones are listed below). Taken together or individually, an adverse outcome on the results of these suits may have a materially adverse impact on the Company. Because the outcome of these matters cannot be ascertained at this time, the Company has not recorded any significant accruals related to these matters. The more significant of these matters are as follows:

     A former employee has sued the Company for approximately $1.2 million for breach of contract amongst other claims;

     A former customer is seeking damages in excess of $1 million for alleged breach of contract and warranties, as well as alleged misrepresentations. On April 16, 1998, the Company filed a response denying the allegations and counter-claiming for damages in excess of $400,000 for breach of contract. This matter is currently in the discovery stage. The Company intends to vigorously defend this case;

     A customer of a Versatility reseller has sued for damages for an amount not less than $1,000,000. In December 1997, the District Court dismissed the action. In February 1998, essentially the same claim was made in a different District Court.

On March 12, 1998, the Company announced that it expected to restate its financial results for the fiscal year ended April 30, 1997 and the fiscal quarters ended July 30, 1997 and October 30, 1997, and that its Form 10-Q for the quarter ended January 31, 1998 would not be filed on time, all as of result of concerns over the accounting treatment of certain transactions. As a result of this press release press release, the National Association of Securities Dealers ("NASD") suspended trading of the Company's common stock on the NASDAQ National Market, and instituted proceedings to remove the Company's common stock from listing on the National Market. The NASD has indicated that trading may resume after publication of the Company's restated financial statements; however, a hearing on delisting is scheduled for April 30, 1998. In addition, the NASD is continuing to investigate the circumstances surrounding the Company's restatements. There can be no assurance that the Company's common stock will continue to be listed on the National Market.

Item 2:  Changes in Securities and Use of Proceeds

On December 12, 1996, the Company's S-1 (File No. 333-13771) became effective. The Company has filed Form SR disclosing the sale of securities and the use of proceeds through March 12, 1997. The net proceeds from the offering were $30,625,564. No information has changed, except for the use of proceeds. The Company used all of the proceeds from such offering during the period from the effective date (December 12, 1996) through July 31, 1997, as follows:

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

Item 3:  Defaults Upon Senior Securities:

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

                                       VERSATILITY INC.

Dated:   April 28, 1998                By:  /s/  Kenneth T. Nelson
                                            ________________________________
                                            Kenneth T. Nelson
                                            Senior Vice President, Finance
                                            and Chief Financial Officer
                                            (Principal Financial and
                                             Accounting Officer)