Form 10-Q/A
period 1997-10-31
VERSATILITY INC
filed 1998-04-30
CIK 1023393

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q/A
                          AMENDMENT NO. 1 TO FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended October 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

      For the Transition Period from ________________ to ________________

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

                                VERSATILITY INC.

                                   Form 10-Q/A

                                TABLE OF CONTENTS


                                                                                                                         Page No.
                                                                                                                         --------
PART I:  FINANCIAL INFORMATION

         Item 1: Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets as of April 30, 1997 and October 31, 1997                           3

                  Condensed Consolidated Statements of Operations for the Three Months Ended October 31, 1996 and
                  1997 and the Six Months Ended October 31, 1996 and 1997                                                   5

                  Condensed Consolidated Statements of Cash Flows for the Six Months Ended October 31, 1996 and 1997        6

                  Condensed Consolidated Statements of Changes in Stockholders' Equity for the Six Months Ended
                  October 31, 1997                                                                                          7

                  Notes to Condensed Consolidated Financial Statements                                                      8

         Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations                     12

PART II:  OTHER INFORMATION

         Item 1: Legal Proceedings                                                                                         22

         Item 2: Changes in Securities                                                                                     23

         Item 3: Defaults upon  Securities                                                                                 23

         Item 4: Submission of Matters to a Vote of Security Holders                                                       23

         Item 5: Other Information                                                                                         23

         Item 6: Exhibits and Reports on Form 8-K                                                                          24

         Signatures                                                                                                        25

         THE UNDERSIGNED REGISTRANT HEREBY AMENDS THE FOLLOWING ITEMS, FINANCIAL STATEMENTS, EXHIBITS OR OTHER PORTIONS OF ITS QUARTERLY REPORT ON FORM 10-Q AS SET FORTH HEREIN. THIS QUARTERLY REPORT ON FORM 10Q/A IS FILED IN CONNECTION WITH THE COMPANY'S RESTATEMENT OF FINANCIAL STATEMENTS FOR THE FISCAL YEAR ENDED APRIL 30, 1997 AND FOR THE FISCAL QUARTERS ENDIING JULY 31, 1998 AND OCTOBER 31, 1998. EXCEPT AS OTHERWISE NOTED, INFORMATION CONTAINED IN THIS REPORT IS AS OF OCTOBER 31, 1997.

Part I:  Financial Information
Item 1:  Financial Statements

                        VERSATILITY INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                   April 30, 1997    October 31, 1997
                                                   --------------    ----------------
                                                    (As Restated,      (As Restated,
                                                    -------------      -------------
                                                     See Note 4)        See Note 4)
                                                     -----------        -----------
                    ASSETS

Current assets:
     Cash and cash equivalents....................... $18,825,764        $10,997,266
     Short-term investments..........................   6,039,255          5,239,625
     Accounts receivable, net of allowance for
       doubtful accounts of $909,501 and $692,028....   5,844,987          4,768,432
     Prepaid expenses................................     575,144          1,004,970
     Inventory.......................................      18,880            105,683
     Note receivable-trade...........................          --            400,000
     Note receivable-related party...................     519,305                 --
     Income taxes receivable.........................          --          2,083,000
     Related party receivables.......................     153,381            185,928
                                                      -----------        -----------
          Total current assets.......................  31,976,716         24,784,904
                                                      -----------        -----------
Other assets:
     Deposits........................................     187,650            275,808
     Prepaid expenses................................     259,755            148,431
     Investments.....................................   1,433,464          1,426,499
     Income Taxes Receivable                            1,530,000                 --
     Assets held for sale............................     508,210            543,107
     Purchased software, net of accumulated
       amortization of  $42,098 and $64,021..........     177,136            159,849
                                                      -----------        -----------
          Total other assets.........................   4,096,215          2,553,694
                                                      -----------        -----------
Property and equipment
     Computers.......................................   1,168,246          1,371,783
     Office furniture and equipment..................     665,597            764,823
     Leasehold improvements..........................     206,402            222,556
     Capital leases..................................     652,533            652,533
                                                      -----------        -----------
                                                        2,692,778          3,011,695
     Less: Accumulated depreciation and
        amortization.................................  (1,675,749)        (1,860,440)
                                                      -----------        -----------
          Net property and equipment.................   1,017,029          1,151,255
                                                      -----------        -----------
Total assets......................................... $37,089,960        $28,489,853
                                                      ===========        ===========
         See Notes to the condensed consolidated financial statements.





                        VERSATILITY INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                                                   April 30, 1997    October 31, 1997
                                                   --------------    ----------------
                                                    (As Restated,      (As restated,
                                                    -------------      -------------
                                                     See Note 4)        See Note 4)
                                                     -----------        -----------

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable...............................  $ 1,590,962        $   921,379
     Accrued liabilities............................    2,337,034          2,464,141
     Related party payables.........................       28,030              9,307
     Income taxes payable...........................      104,777             14,777
     Capital lease payable..........................       38,900             18,769
     Line of credit.................................
             -  Operating                               2,288,319          2,519,892
             -  Equipment                                 404,678            330,690
     Deferred revenue...............................    1,788,037          1,979,767
                                                      -----------        -----------
          Total current liabilities.................    8,580,737          8,258,722
                                                      -----------        -----------
Other liabilities:
     Capital lease payable, less current
       maturities...................................       24,611                 --
     Deferred rent..................................      316,360            350,432
                                                      -----------        -----------
          Total other liabilities...................      340,971            350,432
                                                      -----------        -----------

Commitments and Contingencies

Stockholders' equity:
     Preferred stock, $.01 par value,
      2,000,000 shares authorized, no shares
      issued or outstanding.........................           --                 --
     Common stock, par value $.01-- 20,000,000
      shares authorized, 7,297,365 shares issued and
      outstanding at April 30, 1997; 7,534,554 shares
      issued and outstanding at October 31, 1997....       72,974             75,346
     Additional paid-in capital.....................   34,349,298         34,710,200
     Foreign currency translation adjustments.......      (83,880)          (106,128)
     Retained deficit...............................   (6,170,140)       (14,798,719)
                                                      -----------        -----------
          Total stockholders' equity................   28,168,252         19,880,699
                                                      -----------        -----------
Total liabilities and stockholders' equity..........  $37,089,960        $28,489,853
                                                      ============       ===========


         See Notes to the condensed consolidated financial statements.

                       VERSATILITY INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                          Three Months Ended                Six Months Ended
                                                     October 31,(As Restated, See     October 31,(As Restated, See
                                                                Note 4)                          Note 4)
                                                        1996            1997             1996            1997
                                                        ----            ----             ----            ----
Revenue:
    License revenue...............................   $2,767,994     $ 3,409,799      $ 5,807,055    $ 5,454,372
    Service and maintenance revenue...............    2,152,051       2,342,989        3,783,919      6,229,812
                                                     ----------     -----------      -----------    -----------
         Total revenue............................    4,920,045       5,752,788        9,590,974     11,684,184
                                                     ----------     -----------      -----------    -----------
Cost of revenue:
    License revenue...............................      204,252         915,870          409,476      1,580,152
    Service and maintenance revenue...............    1,246,893       3,057,502        2,486,554      6,333,089
                                                     ----------     -----------      -----------    -----------
         Total cost of revenue....................    1,451,145       3,973,372        2,896,030      7,913,241
                                                     ----------     -----------      -----------    -----------
Gross margin......................................    3,468,900       1,779,416        6,694,944      3,770,943
                                                     ----------     -----------      -----------    -----------
Operating expenses:
    Selling, general and administrative...........    3,547,896       5,327,453        6,576,703      9,660,348
    Research and development......................      661,399       1,501,002        1,279,965      2,462,804
    Litigation settlement and related costs.......           --              --               --        500,000
    Depreciation and amortization.................       57,267         104,056          107,083        202,616
                                                     ----------     -----------      -----------    -----------
         Total operating expenses.................    4,266,562       6,932,511        7,963,751     12,825,768
                                                     ----------     -----------      -----------    -----------
Loss from operations..............................     (797,662)     (5,153,095)      (1,268,807)    (9,054,825)
Interest income (expense), net....................       (6,939)        177,543          (12,551)       426,246
                                                     ----------     -----------      -----------    -----------
Loss before provision (benefit) for income
  taxes...........................................     (804,601)     (4,975,552)      (1,281,358)    (8,628,579)
Benefit for income taxes..........................     (274,000)             --         (436,000)            --
                                                     ----------     -----------      -----------    -----------
Net loss..........................................     (530,601)     (4,975,552)        (845,358)    (8,628,579)
                                                     ==========     ===========      ===========    ===========
Net loss per share................................   $    (0.09)    $     (0.67)     $     (0.15)   $     (1.17)
                                                     ==========     ===========      ===========    ===========
Weighted average common and common
  equivalent shares outstanding...................    5,603,205       7,412,089        5,603,205      7,365,984
                                                     ==========     ===========      ===========     ==========



         See Notes to the condensed consolidated financial statements.

                        VERSATILITY INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               Six Months Ended
                                                         October 31,(As Restated, See
                                                                    NOTE 4)

                                                                1996             1997
                                                                ----             ----
Cash flows from operating activities:
    Net loss...........................................    $  (845,358)     $(8,628,579)
    Adjustments to reconcile net loss to net cash
      provided by operating activities:
        Depreciation...................................         95,583          180,693
        Amortization...................................         11,500           21,923
        Loss on equity investment......................              6               --
        Changes in assets and liabilities:
            Accounts receivable........................     (1,370,546)       1,076,555
            Prepaid expenses...........................       (458,603)        (318,502)
            Inventory..................................        (15,997)         (86,803)
            Related party receivables..................        (10,160)         (32,547)
            Deposits...................................           (512)         (88,158)
            Accounts payable...........................        338,340         (669,583)
            Accrued liabilities........................        845,548          127,107
            Related party payables.....................         74,636          (18,723)
            Income taxes payable/receivable............       (735,625)        (643,000)
            Deferred rent..............................         61,113           34,072
            Deferred revenue...........................      1,312,430          191,730
                                                           -----------      -----------
                Net cash used in operating activities..       (697,645)      (8,853,815)
Cash flows from investing activities:
    Purchase of investments............................             --          806,595
    Purchase of property and equipment and assets
      held for sale....................................       (239,778)        (354,452)
    Notes receivable...................................             --         (400,000)
    Related party note receivable......................       (516,174)         519,305
                                                           ------------     -----------
    Net cash provided by (used) in investing
      activities.......................................       (755,952)         571,448
Cash flows from financing activities:                      -----------      -----------
    Borrowings under line of credit....................      2,490,214          231,573
    Payments under line of credit......................     (1,318,250)         (73,988)
    Proceeds from sale of common stock, net............             --          363,274
    Principal payments under capital leases............        (19,264)         (44,742)
                                                           -----------      -----------
                Net cash provided by financing
                  activities...........................      1,152,700          476,117
                                                           -----------      -----------
Effect of exchange rate changes on cash................          3,650          (22,248)
                                                           -----------      -----------
Net decrease in cash and cash equivalents..............       (297,247)      (7,828,498)
Cash and cash equivalents, beginning of period.........      2,280,273       18,825,764
                                                           -----------     ------------
Cash and cash equivalents, end of period...............    $ 1,983,026      $10,997,266
                                                           ===========      ===========
Supplemental disclosures of cash flow information:
    Interest paid......................................    $    66,195      $   136,257
                                                           ===========      ===========
    Income taxes paid..................................    $   303,635      $   669,000
                                                           ===========      ===========

         See Notes to the condensed consolidated financial statements.

                       VERSATILITY INC. AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                            Number of                                  Foreign
                                            Shares of                Additional        Currency
                                             Common       Common       Paid-In       Translation      Retained
                                              Stock        Stock       Capital       Adjustments       Deficit         Total
                                            ---------    -------    -----------       ---------     ------------    -----------
Balance, April 30, 1997(As Restated,        7,297,365    $72,974    $34,349,298       $ (83,880)   $  (6,170,140)   $28,168,252
See Note 4)................................
    Issuance of common stock related to
      exercise of stock options............   237,189      2,372        360,902                                         363,274
    Foreign currency translation
      adjustments..........................                                             (22,248)                        (22,248)
    Net loss...............................                                                           (8,628,579)    (8,628,579)
                                            ---------    -------    -----------       ---------     ------------    -----------
Balance, October 31, 1997(As Restated,
see Note 4)................................ 7,534,554    $75,346    $34,710,200       $(106,128)    $(14,798,719)   $19,880,699
                                            =========    =======    ===========       =========     ============    ===========

         See Notes to the condensed consolidated financial statements.

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

2.   LITIGATION

One of the Company's former Value added Resellers (VARs) filed a claim for arbitration against the Company in connection with the termination of the VAR's reseller agreement with the Company, claiming not less than $1.0 million in damages. The Company defended this action in arbitration proceedings. In April 1997, the arbitration panel awarded $267,000 in net damages to the plaintiff in the proceeding. The arbitration panel's decision was appealed. In August 1997, the Company settled the litigation with the former VAR for $250,000. The Company has recorded a one-time charge in the quarter ending July 31, 1997, related to this litigation for $500,000, which includes the settlement charge and other costs and expenses associated with defending the litigation.

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

 In addition to the above claim, the Company is a party to various legal proceedings in the normal course of business, consisting of contract issues and employee matters, which outcome cannot be ascertained at this time. Taken together or individually, an adverse outcome on the results of these suits may have a materially adverse impact on the Company. Because the outcome cannot be ascertained at this time, the Company has not recorded any significant accruals related to these matters

         On March 12, 1998, the Company announced that it expected to restate its financial results for the fiscal year ended April 30, 1997 and the fiscal quarters ended July 30, 1997 and October 30, 1997, and that its Form 10-Q for the quarter ended January 31, 1998 would not be filed on time, all as of result of concerns over the accounting treatment of certain transactions. As a result of this press release, the National Association of Securities Dealers ("NASD") suspended trading of the Company's common stock on the NASDAQ National Market, and instituted proceedings to remove the Company's common stock from listing on the National Market. The NASD has indicated that trading may resume after publication of the Company's restated financial statements; however, a hearing on delisting is scheduled for April 30, 1998. In addition, the NASD is continuing to investigate the circumstances surrounding the Company's restatements. There can be no assurance that the Company's common stock will continue to be listed on the National Market.

3.    LINE OF CREDIT

    On October 29, 1997, the Company entered into a new credit facility with its commercial bank which provided for a $5.0 million operating line of credit and a new $2.0 million equipment line of credit.

         Since the company was not in compliance with various covenants in the above credit facility in subsequent quarters, on April 28, 1998, the Company entered into an amendment to the credit facility effective April 30, 1998, in which the bank will waive all prior defaults, and which provides for the following terms: the $2.0 million equipment line will be cancelled and the outstanding balance of $256,703 will be transferred to the operating line of credit. On the effective date, the Company will permanently pay down the operating line to $3.8 million and may not borrow any additional amounts under the line. In addition, in exchange for the bank's forbearance in exercising its rights under the previous arrangement, the Company has agreed to issue to the Bank warrants to purchase 100,000 shares of the Company's common stock with and exercise price of $2.50 per share. The credit facility continues to be collateralized by all of the Company's assets. The agreement provides that the Company must maintain certain financial covenants, including a minimum tangible net worth and a minimum cash balance. The line of credit matures on November 5, 1998.

4.    RESTATEMENT OF FINANCIAL STATEMENTS

     Subsequent to the issuance of the Company's consolidated financial statements for the year ended April 30, 1997, the Company's management determined that certain revenue had been inappropriately recognized, the related receivables had been improperly recorded, and certain costs had not been accrued or were improperly recorded. As a result, the accompanying consolidated financial statements as of October 31, 1997 and 1996 and for the three and six months then ended, respectively, have been restated.

     A summary of the significant effects of the restatements is as follows:

      As of April 30, 1997:           As Previously Reported      As Restated
      ---------------------            ----------------------      -----------

    Current Assets                           $42,940,494          $31,976,716
    Current Liabilities                        8,261,754            8,580,737
    Retained Earnings (deficit)                3,629,393           (6,170,140)

    For the Quarter ended
    ---------------------
    October 31, 1996:                 As Previously Reported      As Restated
    -----------------                 ----------------------      -----------
    Total Revenue                            $ 6,051,472           $4,920,045
    Total Operating Expenses                   4,274,125            4,266,562
    Net Income (loss)                            215,825             (530,601)
    Net Income (loss) per share              $       .04          ($      .09)
    Weighted average common
    and common equivalent
    share outstanding                          5,603,205            5,603,205



      As of  October 31, 1997:        As Previously Reported      As Restated
      ------------------------        ----------------------      -----------
    Curent Assets                            $38,469,984          $24,784,904
    Current Liabilities                        6,479,258            8,258,722
    Retained Earnings (deficit)                1,044,452          (14,798,719)


    For the Quarter ended             As Previously Reported      As Restated
    ----------------------            ----------------------      -----------
    October 31, 1997
    ----------------
    Total Revenue                           $  7,597,664        $   5,752,788
    Total Operating Expenses                   8,272,874            6,932,511
    Net Income (loss)                         (2,631,382)          (4,975,552)
    Net Income (loss) per share            ($        .36)      ($         .67)
    Weighted average common                    7,412,089            7,412,089
    and common equivalent shares

     For the Six Months ended         As Previously Reported      As Restated
     ------------------------         ----------------------      -----------
         October 31, 1996:
         -----------------
    Total Revenue                           $  11,471,504       $   9,590,974
    Total Operating Expenses                    7,979,293           7,963,751
    Net Income (loss)                             418,171            (845,358)
    Net Income (loss) per share             $         .07      ($         .15)
    Weighted average common
    and common equivalent
    shares outstanding                          5,603,205           5,603,205




     For the Six Months ended         As Previously Reported      As Restated
     ------------------------         ----------------------      -----------
         October 31, 1997:
         -----------------
    Total Revenue                           $  16,608,827       $  11,684,184
    Total Operating Expenses                   14,680,383          12,825,768
    Net Income (loss)                          (2,584,941)         (8,628,579)
    Net Income (loss) per share            ($         .35)     ($        1.17)
    Weighted average common
    and common equivalent
    shares outstanding                          7,365,984           7,365,984

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    THIS DOCUMENT CONTAINS FORWARD-LOOKING STATEMENTS AND INFORMATION THAT ARE BASED ON MANAGEMENT'S BELIEFS AS WELL AS ASSUMPTIONS MADE BY MANAGEMENT. SUCH STATEMENTS ARE SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES WHICH COULD CAUSE ACTUAL RESULTS TO VARY MATERIALLY FROM THOSE CONTAINED IN SUCH FORWARD LOOKING STATEMENTS. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE ANTICIPATED, ESTIMATED, EXPECTED OR PROJECTED. CERTAIN OF THESE RISKS AND UNCERTAINTIES AS WELL AS OTHER RISKS AND UNCERTAINTIES ARE DESCRIBED IN FACTORS WHICH MAY EFFECT FUTURE OPERATING RESULTS HEREIN AND IN THE COMPANY'S REGISTRATION STATEMENT ON FORM S-1 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, AND DECLARED EFFECTIVE ON DECEMBER 12, 1996 AND THE COMPANY'S ANNUAL REPORT ON FORM 10-K/A FOR THE FISCAL YEAR ENDED APRIL 30, 1997.

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

    The Company's contracts with its customers often involve significant customization and installation obligations. In these situations, license revenue is recognized based on the percentage of completion method, which is based on the achievement of certain performance milestones as defined in the contracts. When the Company is under no obligation to install or customize the software, license revenue is generally recognized upon shipment as long as cash collection is probable. Service revenue for implementation, consulting services and training is recognized as the services are performed. Revenue from maintenance services is recognized ratably over the term of the service agreement. An allowance for doubtful accounts receivable and sales has been recorded which is considered adequate to absorb currently estimated bad debts and disputed amounts in these accounts.

    For the first six months of fiscal 1997, British Telecommunications Plc ("BT") and Avantel, S.A. accounted for 24.6% and 22.4%, respectively, of the Company's total revenue. Although the particular customers may change from period to period, the Company expects that large sales to a limited number of customers will continue to account for a significant percentage of its total revenue in any particular period. Given the customer concentration and the duration of the sales and implementation cycle, the loss of a major customer or any reduction or delay in sales to or implementation by these or other customers could have a material adverse effect on the Company's operating results in any particular period.

    Revenue from customers outside the United States accounted for 61.5% and 32.3% of the Company's total revenue for the first six months of fiscal 1997 and 1998, respectively. While the Company's expenses incurred in foreign countries are typically denominated in the local currencies, revenue generated by the Company's international sales typically is paid in U.S. dollars or British pounds. Although exposure to currency fluctuations to date has been insignificant, there can be no assurance that fluctuations in currency exchange rates in the future will not have a material adverse impact on the Company's international operations. The Company currently does not engage in hedging activities.

RESULTS OF OPERATIONS

    The following table sets forth certain financial data for the periods indicated as a percentage of total revenue:


                                                                  Percentage of Total Revenue
                                                         Three Months Ended         Six Months Ended
                                                             October 31,              October 31,
                                                         1996(1)      1997(1)    1996(1)      1997(1)
                                                         -------      -------    -------      -------
         Revenue:

              License revenue.........................      56.3%       59.3%        60.5%       46.7%
              Service and maintenance revenue.........      43.7        40.7         39.5        53.3
                                                           -----       -----        -----       -----
                   Total revenue......................     100.0       100.0        100.0       100.0
                                                           -----       -----        -----       -----
         Cost of revenue:
              License revenue.........................       4.2        15.9          4.3        13.5
              Service and maintenance revenue.........      25.3        53.1         25.9        54.2
                                                           -----       -----        -----       -----
                   Total cost of revenue..............      29.3        69.0         30.2        67.7
                                                           -----       -----        -----       -----
         Gross margin.................................      70.5        31.0         69.8        32.3
                                                           -----       -----        -----       -----
         Operating expenses:
              Selling, general and administrative.....      72.1        92.6         68.6        82.7
              Research and development................      13.4        26.1         13.3        21.1
              Litigation settlement and related costs.        --                       --         4.3
              Depreciation and amortization...........       1.2         1.8          1.1         1.7
                                                           -----       -----        -----       -----
                   Total operating expenses...........      86.7       120.5         83.0       109.8
                                                           -----       -----        -----       -----
         Loss from operations.........................     (16.2)      (89.5)       (13.2)      (77.5)
         Interest income (expense), net...............      (0.1)        3.1         (0.1)        3.6
                                                           -----       -----        -----       -----
         Loss before benefit for
           income taxes...............................     (16.4)      (86.4)       (13.4)      (73.9)
         Benefit for income taxes.....................      (5.6)         --         (4.5)         --
                                                           -----       -----        -----       -----
         Net loss.....................................     (10.8)%     (86.4)%       (8.8)%     (73.9)%
                                                           =====       =====       ======       =====

    (1) As Restated. See Note 4 of the Notes to the condensed consolidated financial statements.

    The following table sets forth, for each component of revenue, the cost of such revenue expressed as a percentage of such revenue for the periods indicated:

                                                         Three Months Ended         Six Months Ended
                                                             October 31,              October 31,
                                                         1996(1)      1997(1)    1996(1)      1997(1)
                                                         -------      -------    -------      -------
         Cost of license revenue.....................        7.4%       26.9%         7.1%       29.0%
         Cost of service and maintenance revenue.....       57.9%      130.5%        65.7%      101.7%

    (1) As Restated. See Note 4 of the Notes to the condensed consolidated financial statements.

    REVENUE. Total revenue increased 16.9% from $4.9 million in the three months ended October 31, 1996 to $5.8 million in the three months ended October 31, 1997, and 21.8% from $9.6 million in the first six months of fiscal 1997 to $11.7 million in the first six months of fiscal 1998. Revenue from license fees increased 23.2% from $2.8 million in the three months ended October 31, 1996, or 56.3% of total revenue, to $3.4 million in the three months ended October 31, 1997, or 59.3% of total revenue. Revenue from license fees decreased 6.0% from $5.8 million in the six months ended October 31, 1996, or 60.5% of total revenue, to $5.5 million in the six months ended October 31, 1997, or 46.7% of total revenue. The decrease in license fees was primarily related to indirect sales channels sales not materializing, while the Company was de-emphasizing its direct sales activities. Service revenue increased 8.9% from $2.2 million in the three months ended October 31, 1996 to $2.3 million in the three months ended October 31, 1997, and 64.6% from $3.8 million in the first six months of fiscal 1997 to $6.2 million in the first six months of fiscal 1998. This increase was due to greater demand for the Company's implementation and project management services. The mix of revenue changed from approximately 60% licenses revenue and 40% service revenue in the prior year to approximately 47% licenses revenue and 53% services revenue in the current year, due to the increase in service revenue for the first six months of fiscal 1998. In addition, the shift in revenue mix is also attributed to (i) the impact of the de-emphasis on direct sales efforts for fiscal 1998, and (ii) the Company's decision to allocate more of its resources towards performing services for existing customers.

    COST OF REVENUE. Cost of license revenue is comprised of the costs of media, packaging, documentation and incidental hardware costs. Cost of service and maintenance revenue consists of salaries, wages, benefits and other direct costs related to installing, customizing and supporting customer implementations. These costs also include telephone support and training.

    Total cost of revenue increased from $1.5 million in the three months ended October 31, 1996, or 29.3% of total revenue, to $4.0 million in the three months ended October 31, 1997, or 69% of total revenue, and from $2.9 million for the first six months of fiscal 1997, or 30.2% of total revenue, to $7.9 million for the first six months of fiscal 1998, or 67.7% of total revenue. Cost of license revenue increased from $204,000 in the three months ended October 31, 1996, or 4.2% of license revenue to $916,000 in the three months ended October 31, 1997, or 15.9% of license revenue, and from $409,000 in the first six months of fiscal 1997, or 4.3% of license revenue, to $1,580,000 in the first six months of fiscal 1998, or 13.5% of license revenue. Cost of service and maintenance revenue increased from $1.2 million in the three months ended October 31, 1996, or 57.9% of service and maintenance revenue, to $3.1 million in the three months ended October 31, 1997, or 130.5% of service and maintenance revenue. Cost of service and maintenance revenue increased from $2.5 million in the first six months of fiscal 1997, or 65.7% of service and maintenance revenue, to $6.3 million in the first six months of fiscal 1998, or 101.7% of service and maintenance revenue. The increase was the result of additions to the Company's consulting, customization and implementation staff to support the Company's projects. Total cost of revenue was adversely affected in the current year compared to the same period in the prior year due to the change in revenue mix between licenses and services and the use of third party consultants, which increased significantly the costs of providing service.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling expenses consist of personnel costs, including compensation and benefits and costs of travel, advertising, public relations, seminars and trade shows. General and administrative expenses represent the costs of executive, finance and support personnel and unallocated corporate expenses such as rent, utilities, legal and auditing. Selling, general and administrative expenses increased from $3.5 million for the three months ended October 31, 1996, or 72.1% of total revenue, to $5.3 million for the three months ended October 31, 1997, or 92.6% of total revenue, and from $6.6 million for the first six months of fiscal 1997, or 68.6% of total revenue, to $9.7 million for the first six months of fiscal 1998, or 82.7% of total revenue. This increase was attributable to additions to the Company's headcount, primarily sales and marketing staff. At October 31, 1996, sales, marketing and administrative had 88 employees versus 132 employees at October 31, 1997.

    RESEARCH AND DEVELOPMENT. Research and development expenses consist of personnel costs and direct overhead costs incurred in developing software features and functionality. Research and development expenses increased from $661,000 for the three months ended October 31, 1996, or 13.4% of total revenue, to $1.5 million for the three months ended October 31, 1997, or 26.1% of total revenue, and from $1.3 million for the first six months of fiscal 1997, or 13.3% of total revenue, to $2.5 million for the first six months of fiscal 1998, or 21.1% of total revenue. The increase was due to the hiring of additional software engineers to support increased development activities. At October 31, 1996, research and development had 28 employees versus 45 employees at October 31, 1997. In addition, in the second quarter, the Company used outside consultants to assist with quality assurance testing.

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

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses were $57,000 in the three months ended October 31, 1996, and $104,000 in the three months ended October 31, 1997, and $107,000 for the first six months of fiscal 1997 and $203,000 for the first six months of fiscal 1998.

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

    PROVISION (BENEFIT) FOR INCOME TAXES. The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 "ACCOUNTING FOR INCOME TAXES"("SFAS 109"). The provision (benefit) for income taxes is computed based on pretax income, with deferred income taxes recorded for the differences between pretax accounting and pretax taxable income (loss). The Company's provision (benefit) for income taxes was $274,000 for the three months ended October 31, 1997. The Company recorded no benefit for the three months ended October 31, 1996. The Company's benefit for income taxes was $436,000 in the first six months of fiscal 1997. No benefit was recorded for the first six months of fiscal 1998.

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

         At October 31, 1997, the Company had $16.2 million in cash, cash equivalents and short-term investments and $4.8 million in accounts receivable. For the six months ended October 31, 1997, net cash used in operations totaled $8.9 million. In addition, the Company generated $571,000 from investing activities, partially offset by borrowings of $232,000 under the Company's working capital line of credit and $519,000 related to employees exercising stock options, resulting in a net cash decrease of $7.8 million.

Recent Developments

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

    ADVERSE EFFECTS OF RESTATEMENT OF FINANCIAL STATEMENTS. On March 12, 1998, the Company announced that it expected to restate its financial results for the fiscal year ended April 30, 1997 and the fiscal quarters ended July 31, 1997 and October 31, 1997, and that its Form 10-Q for the quarter ended January 31, 1998 would not be filed on time, all as a result of concerns over the accounting treatment of certain transactions, which the Company was examining. The uncertainties resulting from this announcement have had a material adverse affect on the Company's business and financial condition. In addition to its proceedings with the NASD (described in "Proceedings with the NASD" below), the filing of the lawsuits against the Company (described in "Litigation Risks" below) such announcement has and will continue to have additional adverse effects on the Company. First, due to the Company's financial uncertainty, certain customers of the Company have stated that they will postpone purchases of the Company's products and services until the Company's restated financial results are released. There is no assurance that once such results are released, such customers will purchase the Company's products and services. Second, there can be no assurance that, once such financial results are released and trading in the Company's Common Stock resumes, that the trading price per share of the Company's Common Stock will not decline further due to reactions by analysts or otherwise.

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

    PROCEEDINGS WITH THE NASD. As a result of concerns over the matters disclosed in the Company's March 12, 1998 press release, the NASD suspended trading of the Company's Common Stock on the Nasdaq National Market, and instituted proceedings to remove the Company's Common Stock from listing on the Nasdaq National Market. The NASD has indicated that trading may resume after publication of the Company's restated financial statements; however, a hearing on delisting is scheduled for April 30, 1998. There can be no assurance that the Company's Common Stock will resume trading on the Nasdaq National Market or that once trading resumes, the Common Stock will continue to be listed on the Nasdaq National Market or any other listing or exchange.

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

    DEPENDENCE ON KEY PERSONNEL. The Company's success depends to a significant extent upon the continued service of its executive officers and other key management and technical personnel, and on its ability to continue to attract, retain and motivate qualified personnel, such as experienced software developers and sales personnel. Competition for such employees is very intense. The loss of the services of one or more of the Company's executive officers, software developers or other key personnel or the Company's inability to recruit replacements for such personnel could have a material adverse effect on the Company's business, financial condition and results of operations. The Company maintains $1.0 million of key-man life insurance on Ronald R. Charnock, then the Company's President and Chief Executive Officer at October 31, 1997. Since April 30, 1997 the Company has replaced all of its senior management. The Company's current President and Chief Operating Officer joined the Company in February 1988, together with the new Senior Vice President of Operations. The Company's former President, Chairman and Chief Executive Officer resigned from all positions with the Company, and the former Chief Financial Officer and Vice President in charge of Sales have also left the Company.

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

  OTHER LEGAL PROCEEDINGS. The Company is a party to various legal proceedings in the normal course of business, consisting of contract issues and employee matters, which outcome cannot be ascertained at this time (the more significant ones are listed below). Taken together or individually, an adverse outcome on the results of these suits may have a materially adverse impact on the Company: Because the outcome cannot be ascertained at this time, the Company has not recorded any significant accruals related to these matters:

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

         Recent Developments

         Between March 6, 1998 and April 8, 1998 the Company and certain of its current and former officers and directors, among others, were sued in various putative securities class action filed in the United States District Court for the Sourthern District of New York and the United States District for the Eastern District of Virginia, as follows: Thomas Esposito, et al. V. Versatility, Inc., et al. (S.D.N.Y.); Tammy Newsman v. Versatility, Inc., et al. (S.D.N.Y.); Sam Succar v. Versatility, Inc. et al. (S.D.N.Y.); Thomas K. Doyle v. Versatility, Inc. et al. (E.D. Va); and Steven Bopwen v. Versatility, Inc. et al. (S.D.N.Y.) (together "the putative class actions"). In addition, the Company's auditors and the lead underwriters in its December 1996 initial public offering (IPO) were named as defendants in one or more of the putative class actions. Collectively, the putative class actions assert claims under Sections 11, 12(2) and 15 of the Securities Act of 1933 and Section 10(b) and 20(a) of the Securities Exchange Act of 1934 for alleged misrepresentations and omissions in connection with the SEC public filings and other public statements made by the Company.
Among other allegations, each of the putative class actions alleges that the Company misrepresented its financial results and its accounting practices during the period December 12, 1996 through March 12, 1998, including in the Company's IPO Prospectus. The complaints in certain of the putative class actions also assert, among other allegations, that the Company and certain of the other defendants made misrepresentations in the IPO Prospectus and thereafter regarding the performance capabilities of the Company's CallCenter product. An unfavorable outcome in the litigation could have a material adverse effect on the Company's financial condition and results of operations.

         In addition to the above claim, the Company is a party to various legal proceedings in the normal course of business, consisting of contract issues and employee matters, which outcome cannot be ascertained at this time (the more significant ones are listed below). Taken together or individually, an adverse outcome on the results of these suits may have a materially adverse impact on the Company. Because the outcome cannot be ascertained at this time, the Company has not recorded any significant accruals related to these matters. The more significant of these matters are as follows:

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

Item 2:  Changes in Securities and Use of Proceeds

         On December 12, 1996, the Company's Registration Statement on Form S-1 (File No. 333-13771) became effective. The Company has filed Form SR disclosing the sale of securities and the use of proceeds through March 12, 1997. The net proceeds from the offering were $30,625,564. No information has changed, except for the use of proceeds. The Company used all of the proceeds form such offering during the period from the effective date (December 12, 1996) through October 31, 1997, as follows:

              Purchase and installation of machinery and       $ 1,656,436
                equipment
              Repayment of indebtedness                          1,526,195
              Working capital                                   27,442,933
                                                               -----------
              Total                                            $30,625,564
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

Item 3:  Defaults Upon Senior Securities:

         Not Applicable.

Item 4:  Submission of Matters to a Vote of Security Holders:

         The Annual Meeting of Stockholders (the "Annual Meeting") was held on August 26, 1997 at the Holiday Inn Fair Oaks. In connection with the Annual Meeting, proxies representing 6,628,636 shares or 90.5% of the total outstanding shares were present and voted in the following manner:

                                                                           Number of Votes Cast
                                                                           --------------------
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

                                                                                                      Broker
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

                                       VERSATILITY INC.

Dated:   April 28, 1998                  By:  /s/  Kenneth T. Nelson
                                             ________________________
                                           Kenneth T. Nelson
                                           Senior Vice President, Finance
                                           and Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)