Form 10-Q
period 1998-01-31
VERSATILITY INC
filed 1998-04-30
CIK 1023393

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended January 31, 1998

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

                            YES    [ ]       NO [X]

As of April 7, 1998, there were 7,562,467 shares of common stock outstanding, par value $.01 per share.

                                VERSATILITY INC.

                                    Form 10-Q

                                TABLE OF CONTENTS

                                                                                                                        Page No.
                                                                                                                        --------
PART I:  FINANCIAL INFORMATION

         Item 1: Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets as of April 30, 1997 and January 31, 1998                            3

                  Condensed Consolidated Statements of Operations for the Three Months Ended January 31, 1997 and
                  1998 and the Nine Months Ended January 31, 1997 and 1998                                                   5

                  Condensed Consolidated Statements of Cash Flows for the Nine Months Ended January 31, 1997 and 1998        6

                  Condensed Consolidated Statements of Changes in Stockholders' Equity for the Nine Months Ended
                  January 31, 1998                                                                                           7

                  Notes to Condensed Consolidated Financial Statements                                                       8

         Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations                      10

PART II:  OTHER INFORMATION

         Item 1: Legal Proceedings                                                                                          19

         Item 2: Changes in Securities                                                                                      19

         Item 3: Defaults upon Securities                                                                                   19

         Item 4: Submission of Matters to a Vote of Security Holders                                                        20

         Item 5: Other Information                                                                                          20

         Item 6: Exhibits and Reports on Form 8-K                                                                           20

         Signatures                                                                                                         21

Part I:  Financial Information
Item 1:  Financial Statements

                        VERSATILITY INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (Unaudited)

                                                                    April 30, 1997   January 31, 1998
                                                                    --------------   ----------------
                                                                    (As Restated,
                                                                    -------------
                                                                     See Note 4)
                                                                    -------------
                                     ASSETS
            Current assets:
                 Cash and cash equivalents........................   $18,825,764       $ 4,352,410
                 Short-term investments...........................     6,039,255         4,504,565
                 Accounts receivable, net of allowance for
                   doubtful accounts of $909,501 and $826,687.....     5,844,987         4,982,267
                 Prepaid expenses.................................       575,144           746,336
                 Inventory........................................        18,880                --
                 Note receivable-trade............................            --           300,000
                 Note receivable-related party....................       519,305                --
                 Income taxes receivable..........................            --         2,083,000
                 Related party receivables........................       153,381           107,842
                                                                     -----------       -----------
                      Total current assets........................    31,976,716        17,076,420
                                                                     -----------       -----------
            Other assets:
                 Deposits.........................................       187,650           430,908
                 Prepaid expenses.................................       259,755            92,769
                 Investments......................................     1,433,464         1,430,983
                 Income taxes receivable..........................     1,530,000                --
                 Assets held for sale.............................       508,210                --
                 Purchased software, net of accumulated
                   amortization of  $42,098 and $76,511...........       177,136           181,609
                                                                     -----------       -----------
                      Total other assets..........................     4,096,215         2,136,269
                                                                     -----------       -----------
            Property and equipment
                 Computers........................................     1,168,246         2,295,852
                 Office furniture and equipment...................       665,597           820,535
                 Leasehold improvements...........................       206,402           294,217
                 Capital leases...................................       652,533           744,883
                                                                     -----------       -----------
                                                                       2,692,778         4,155,487

                 Less: Accumulated depreciation and
                    amortization..................................    (1,675,749)       (2,014,972)
                                                                     -----------       -----------
                      Net property and equipment..................     1,017,029         2,140,515
                                                                     -----------       -----------
            Total assets..........................................   $37,089,960       $21,353,204
                                                                     ===========       ===========


           See Notes to condensed consolidated financial statements.

                        VERSATILITY INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                         April 30,    January 31,
                                                                         1997 (As         1998
                                                                        -----------   -----------
                                                                         Restated,
                                                                        -----------
                                                                        See Note 4)
                                                                        -----------
                       LIABILITIES AND STOCKHOLDERS' EQUITY

            Current liabilities:
                 Accounts payable.................................     $ 1,590,962  $    514,392
                 Accrued liabilities..............................       2,337,034     2,393,246
                 Related party payables...........................          28,030        12,385
                 Income taxes payable.............................         104,777        14,777
                 Capital lease payable............................          38,900        47,613
                 Line of credit...................................
                        -  Operating                                     2,288,319     5,036,083
                        -  Equipment                                       404,678       293,697
                 Deferred revenue.................................       1,788,037     2,247,575
                                                                       -----------  ------------
                      Total current liabilities...................       8,580,737    10,559,768
                                                                       -----------  ------------
            Other liabilities:
                 Capital lease payable, less current
                   maturities.....................................          24,611        50,169
                 Deferred rent....................................         316,360       368,035
                                                                       -----------  ------------
                      Total other liabilities.....................         340,971       418,204
                                                                       -----------  ------------

            Commitments and Contingencies

            Stockholders' equity:
                 Preferred stock, $.01 par value,
                  2,000,000 shares authorized, no shares
                    issued or outstanding.........................              --            --
                 Common stock, par value $.01-- 20,000,000
                    shares authorized, 7,297,365 shares issued and
                    outstanding at April 30, 1997; 7,556,119 shares
                    issued and outstanding at January 31, 1998....          72,974        75,561
                 Additional paid-in capital.......................      34,349,298    34,727,236
                 Foreign currency translation adjustments.........         (83,880)     (118,002)
                 Retained deficit.................................      (6,170,140)  (24,309,563)
                                                                       -----------  ------------
                      Total stockholders' equity..................      28,168,252    10,375,232
                                                                       -----------  ------------
            Total liabilities and stockholders' equity............     $37,089,960  $ 21,353,204
                                                                       ===========  ============



            See Notes to condensed consolidated financial statements

                       VERSATILITY INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                   Three Months Ended                Nine Months Ended
                                                                       January 31,                      January 31,
                                                                1997 (As          1998           1997 (As          1998
                                                                --------          ----           --------          ----
                                                             Restated, See                    Restated, See
                                                             -------------                    -------------
                                                                Note 4)                          Note 4)
                                                                -------                          -------
     Revenue:
         License revenue...................................   $ 1,651,485     $   885,686      $ 7,458,540    $  6,340,058
         Service and maintenance revenue...................     1,920,153       2,431,131        5,704,072       8,660,943
                                                              -----------     -----------      -----------    ------------
              Total revenue................................     3,571,638       3,316,817       13,162,612      15,001,001
                                                              -----------     -----------      -----------    ------------
     Cost of revenue:
         License revenue...................................       347,295         953,476          756,771       2,533,628
         Service and maintenance revenue...................     1,389,144       3,755,129        3,875,698      10,088,218
                                                              -----------     -----------      -----------    ------------
              Total cost of revenue........................     1,736,439       4,708,605        4,632,469      12,621,846
                                                              -----------     -----------      -----------    ------------
     Gross margin..........................................     1,835,199      (1,391,788)       8,530,143       2,379,155
                                                              -----------     -----------      -----------    ------------
     Operating expenses:
         Selling, general and administrative...............     3,957,842       6,955,886       10,534,545      16,616,234
         Research and development..........................       648,388       1,065,353        1,928,353       3,528,157
         Litigation settlement and related costs...........            --              --               --         500,000
         Depreciation and amortization.....................        80,835         167,022          187,918         369,638
                                                              -----------     -----------      -----------    ------------
              Total operating expenses.....................     4,687,065       8,188,261       12,650,816      21,014,029
                                                              -----------     -----------      -----------    ------------
     Loss from operations..................................    (2,851,866)     (9,580,049)      (4,120,673)    (18,634,874)
     Interest income (expense), net........................       122,337          69,205          109,786         495,451
                                                              -----------     -----------      -----------    ------------
     Loss before provision (benefit) for  income
       taxes...............................................    (2,729,529)     (9,510,844)      (4,010,887)    (18,139,423)
     Provision (benefit) for income taxes..................       113,176              --         (322,824)             --
                                                              -----------     -----------      -----------    ------------
     Net loss..............................................    (2,842,705)     (9,510,844)      (3,688,063)    (18,139,423)
                                                              ===========     ===========      ===========    ============
     Net loss per share....................................   $     (0.44)    $     (1.26)     $     (0.62)   $      (2.44)
                                                              ===========     ===========      ===========    ============
     Weighted average common and common
       equivalent shares outstanding.......................     6,530,422       7,542,950        5,909,289       7,424,972
                                                              ===========     ===========      ===========    ============


            See Notes to condensed consolidated financial statements

                        VERSATILITY INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                           Nine Months Ended
                                                                              January 31,
                                                                         1997(As            1998
                                                                         -------            ----
                                                                      restated, See
                                                                      -------------
                                                                          Note 4)
                                                                          -------
            Cash flows from operating activities:
                Net loss...........................................   $ (3,688,063)    $(18,139,423)
                Adjustments to reconcile net loss to net cash
                  provided by operating activities:
                    Depreciation...................................        168,249          335,225
                    Amortization...................................         19,669           34,413
                    Loss on equity investment......................              6               --
                    Changes in assets and liabilities:
                        Accounts receivable........................        112,583          862,720
                        Prepaid expenses...........................       (183,486)          (4,206)
                        Inventory..................................        (28,643)          18,880
                        Related party receivables..................        (26,498)          45,539
                        Deposits...................................         19,453         (243,258)
                        Accounts payable...........................        298,640       (1,076,570)
                        Accrued liabilities........................        537,437           56,212
                        Related party payables.....................         55,056          (15,645)
                        Income taxes payable/receivable............     (1,203,810)        (643,000)
                        Deferred rent..............................         77,787           51,675
                        Deferred revenue...........................        967,522          459,538
                                                                       -----------     ------------
                            Net cash used in operating activities..     (2,874,098)     (18,257,900)
                                                                       -----------     ------------
            Cash flows from investing activities:
                Purchase of investments............................             --        1,537,171
                Purchase of property and equipment and assets
                  held for sale....................................       (530,923)        (989,387)
                Purchased software.................................        (81,783)              --
                Notes receivable...................................             --         (300,000)
                Related party note receivable......................       (516,174)         519,305
                                                                       -----------     ------------
                            Net cash used in investing activities..     (1,128,880)         767,089
                                                                       -----------     ------------
            Cash flows from financing activities:
                Borrowings under line of credit....................      2,791,821        2,747,764
                Payments under line of credit......................     (2,859,910)        (110,981)
                Proceeds from sale of common stock, net............     30,643,746          380,525
                Principal payments under capital leases............        (41,250)          34,271
                                                                       -----------     ------------
                            Net cash provided by financing
                              activities...........................     30,534,407        3,051,579
                                                                       -----------     ------------
            Effect of exchange rate changes on cash................        (17,569)         (34,122)
                                                                       -----------     ------------
            Net decrease in cash and cash equivalents..............     26,513,860      (14,473,354)
            Cash and cash equivalents, beginning of period.........      2,280,273       18,825,764
                                                                       -----------     ------------
            Cash and cash equivalents, end of period...............    $28,794,133     $  4,352,410
                                                                       ===========     ============
            Supplemental disclosures of cash flow information:
                Interest paid......................................    $   125,807     $    241,859
                                                                       ===========     ============
                Income taxes paid..................................    $   885,461     $    669,000
                                                                       ===========     ============

            See Notes to condensed consolidated financial statements

                        VERSATILITY INC. AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                              Number
                                            of Shares                                  Foreign
                                                of                   Additional        Currency
                                              Common     Common       Paid-In         Translation       Retained
                                               Stock      Stock       Capital         Adjustments        Deficit        Total
                                            ---------    ------      ----------       -----------       --------        -----
Balance, April 30, 1997(As Restated, See
  Note 4)....................................7,297,365   $72,974    $34,349,298        $ (83,880)    $ (6,170,140)  $ 28,168,252
    Issuance of common stock related to
      exercise of stock options..............  258,754     2,587        377,938                                          380,525
    Foreign currency translation
      adjustments............................                                            (34,122)                        (34,122)
    Net loss.................................                                                         (18,139,423)   (18,139,423)
                                             ---------   -------    -----------        ---------     ------------   ------------
Balance, January 31, 1998....................7,556,119   $75,561    $34,727,236        $(118,002)    $(24,309,563)  $ 10,375,232
                                             =========   =======    ===========        =========     ============   ============


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

                   On March 12, 1998, the Company announced that it expected to restate its financial results for the fiscal year ended April 30, 1997 and the fiscal quarters ended July 30, 1997 and October 30, 1997, and that its Form 10-Q for the quarter ended January 31, 1998 of this press release, the National Association of Securities Dealers ("NASD") suspended trading of the Company's common stock on the NASDAQ National Market, and instituted proceedings to remove the Company's common stock from listing on the National Market. The NASD has indicated that trading may resume after publication of the Company's restated financial statements; however, a hearing on delisting is scheduled for April 30, 1998. In addition, the NASD is continuing to investigate the circumstances surrounding the Company's restatements. There can be no assurance that the Company's common stock will continue to be listed on the National Market.

3.    LINE OF CREDIT

                   On October 29, 1997, the Company entered into a new credit facility with its commercial bank which provided for a $5.0 million operating line of credit and a new $2.0 million equipment line of credit.

                    Since the company was not in compliance with various covenants in the above credit facility on April 28, 1998, the Company entered into an amendment to the credit facility effective April 30, 1998, in which the bank will waive all prior defaults, and which provides for the following terms: the $2.0 million equipment line will be cancelled and the outstanding balance of $256,703 will be transferred to the operating line of credit. On the effective date, the Company will permanently pay down the operating line to $3.8 million and may not borrow any additional amounts under the line. In addition, in exchange for the bank's forbearance in exercising its rights under the previous arrangement, the Company has agreed to issue to the Bank warrants to purchase 100,000 shares of the Company's common stock with and exercise price of $2.50 per share. The credit facility continues to be collateralized by all of the Company's assets. The agreement provides that the Company must maintain certain financial covenants, including a minimum tangible net worth and a minimum cash balance. The line of credit matures on November 5, 1998.

4.    RESTATEMENT OF FINANICAL STATEMENTS

         Subsequent to the issuance of the Company's consolidated financial statements for the year ended April 30, 1997, the Company's management determined that certain revenue had been inappropriately recognized, the related receivables had been improperly recorded, and certain costs had not been accrued or were improperly recorded. As a result, the accompanying consolidated financial statements as of January 31, 1998 and 1997 and for the three months and nine months then ended, respectively, have been restated.


As of April 30, 1997:                          As Previously Reported               As Restated
---------------------                          ----------------------               -----------
Current Assets                                        $42,940,494                   $31,976,716
Current Liabilities                                     8,261,754                     8,580,737
Retained Earnings                                       3,629,393                    (6,170,140)


           For the Quarter Ended                As Previously Reported               As Restated
           ---------------------                ----------------------               -----------
             January 31, 1997:
             -----------------
Total Revenue                                         $ 6,997,710                   $ 3,571,638
Total Operating Expenses                                4,534,293                     4,687,065
Net Income (loss)                                         583,932                    (2,842,705)
Net Income (loss) per share                           $       .09                   $      (.44)
Weighted average common and common
equivalent shares outstanding                         $ 6,851,944                   $ 6,530,422


         For the Nine Months Ended              As Previously Reported               As Restated
         -------------------------              ----------------------               -----------
             January 31, 1997:
             -----------------
Total Revenue                                         $18,649,214                     $13,162,612
Total Operations Expenses                              12,513,586                      12,650,816
Net Income (loss)                                       1,002,103                      (3,688,063)
Net Income (loss) per share                           $       .17                     $      (.62)
Weighted average common and common
equivalent shares outstanding                           6,027,096                       5,909,289

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

    Revenue from customers outside the United States accounted for 63.8% and 28.6% of the Company's total revenue for the first nine months of fiscal 1997 and 1998, respectively. While the Company's expenses incurred in foreign countries are typically denominated in the local currencies, revenue generated by the Company's international sales typically is paid in U.S. dollars or British pounds. Although exposure to currency fluctuations to date has been insignificant, there can be no assurance that fluctuations in currency exchange rates in the future will not have a material adverse impact on the Company's international operations. The Company currently does not engage in hedging activities.

RESULTS OF OPERATIONS

    The following table sets forth certain financial data for the periods indicated as a percentage of total revenue:

                                                                           Percentage of Total Revenue
                                                                 Three Months Ended        Nine Months Ended
                                                                    January 31,               January 31,
                                                                1997(1)        1998       1997(1)         1998
                                                                -------        ----       -------         ----
                Revenue:
                     License revenue.........................      46.2%       26.7%         56.7%        42.3%
                     Service and maintenance revenue.........      53.8        73.3          43.3         57.7
                                                                  -----      ------         -----       ------
                          Total revenue......................     100.0       100.0         100.0        100.0
                                                                  -----      ------         -----       ------
                Cost of revenue:
                     License revenue.........................       9.7        28.8           5.8         16.9
                     Service and maintenance revenue.........      38.9       113.2          29.4         67.3
                                                                  -----      ------         -----       ------
                          Total cost of revenue..............      48.6       142.0          35.2         84.1
                                                                  -----      ------         -----       ------
                Gross margin.................................      51.4       (42.0)         64.8         15.9
                                                                  -----      ------         -----       ------
                Operating expenses:
                     Selling, general and administrative.....     110.8       209.7          80.0        110.8
                     Research and development................      18.2        32.1          14.7         23.5
                     Litigation settlement and related costs.        --          --            --          3.3
                     Depreciation and amortization...........       2.3         (.5)          1.4          2.5
                                                                  -----      ------         -----       ------
                          Total operating expenses...........     131.2       246.9          96.1        140.1
                                                                  -----      ------         -----       ------
                Loss from operations.........................     (79.8)     (288.9)        (31.3)      (124.2)
                Interest income (expense), net...............       3.4         2.2            .8          3.3
                                                                  -----      ------         -----       ------
                Loss before benefit for
                  income taxes...............................     (76.4)     (286.7)        (30.5)      (120.9)
                Benefit for income taxes.....................       3.2          --          (2.5)          --
                                                                  -----      ------         -----       ------
                Net loss.....................................     (79.6)%    (286.7)%       (28.0)%     (120.9)%
                                                                  =====      ======         =====       ======

(1) As Restated, see Note 4 of the Notes to the condensed consolidated financial statements.

    The following table sets forth, for each component of revenue, the cost of such revenue expressed as a percentage of such revenue for the periods indicated:

                                                                Three Months Ended       Nine Months Ended
                                                                   January 31,              January 31,
                                                               1997(1)       1998      1997(1)       1998
                                                               -------       ----      -------       ----
                Cost of license revenue.....................    21.0%      107.7%       10.1%       40.0%
                Cost of service and maintenance revenue.....    72.3%      154.5%       67.9%      116.5%

(1) As Restated, see Note 4 of the Notes to the condensed consolidated financial statements.

    REVENUE. Total revenue decreased 7.1% from $3.6 million in the three months ended January 31, 1997 to $3.3 million in the three months ended January 31, 1998, and increased 14.0% from $13.2 million in the first nine months of fiscal 1997 to $15.0 million in the first nine months of fiscal 1998. Revenue from license fees decreased 46.3% from $1.6 million in the three months ended January 31, 1997, or 46.2% of total revenue, to $.9 million in the three months ended January 31, 1998, or 26.7% of total revenue. Revenue from license fees decreased 15.0% from $7.5 million in the nine months ended January 31, 1997, or 56.7% of total revenue, to $6.3 million in the nine months ended January 31, 1998, or 42.3% of total revenue. The decrease in license fees was primarily related to indirect sales not materializing, while the Company was de-emphasizing its direct sales activities. Service revenue increased 26.6% from $1.9 million in the three months ended January 31, 1997 to $2.4 million in the three months ended January 31, 1998, and 51.8% from $5.7 million in the first nine months of fiscal 1997 to $8.7 million in the first nine months of fiscal 1998. This increase was due to greater demand for the Company's implementation and project management services. The mix of revenue changed from approximately 57% licenses revenue and 43% service revenue in the prior year to approximately 42% licenses revenue and 58% services revenue in the current year, due to the increase in service revenue for the first nine months of fiscal 1998. In addition, the shift in revenue mix is also attributed to (i) the impact of the de-emphasis on direct sales efforts for fiscal 1998, and (ii) the Company's decision to allocate more of its resources towards performing services for existing customers.

    COST OF REVENUE. Cost of license revenue is comprised of the costs of media, packaging, documentation and incidental hardware costs. Cost of service and maintenance revenue consists of salaries, wages, benefits and other direct costs related to installing, customizing and supporting customer implementations. These costs also include telephone support and training.

    Total cost of revenue increased from $1.7 million in the three months ended January 31, 1997, or 48.6% of total revenue, to $4.7 million in the three months ended January 31, 1998, or 142.0% of total revenue, and from $4.6 million for the first nine months of fiscal 1997, or 35.2% of total revenue, to $12.6 million for the first nine months of fiscal 1998, or 84.1% of total revenue. Cost of license revenue increased from $347,000 in the three months ended January 31, 1997, or 21.0% of license revenue to $953,000 in the three months ended January 31, 1998, or 107.7% of license revenue, and from $757,000 in the first nine months of fiscal 1997, or 10.1% of license revenue, to $2.5 million in the first nine months of fiscal 1998, or 40.0% of license revenue. Cost of service and maintenance revenue increased from $1.4 million in the three months ended January 31, 1997, or 72.3% of service and maintenance revenue, to $3.8 million in the three months ended January 31, 1998, or 154.5% of service and maintenance revenue. Cost of service and maintenance revenue increased from $3.9 million in the first nine months of fiscal 1997, or 67.9% of service and maintenance revenue, to $10.1 million in the first nine months of fiscal 1998, or 116.5% of service and maintenance revenue. The increase was the result of additions to the Company's consulting, customization and implementation staff to support the Company's projects. Total cost of revenue was adversely affected in the current year compared to the same period in the prior year due to the change in revenue mix between licenses and services and the use of third party consultants, which increased significantly the costs of providing services.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling expenses consist of personnel costs, including compensation and benefits and costs of travel, advertising, public relations, seminars and trade shows. General and administrative expenses represent the costs of executive, finance and support personnel and unallocated corporate expenses such as rent, utilities, legal and auditing. Selling, general and administrative expenses increased from $4.0 million for the three months ended January 31, 1997, or 110.8% of total revenue, to $7.0 million for the three months ended January 31, 1998, or 209.7% of total revenue, and from $10.5 million for the first nine months of fiscal 1997, or 80.0% of total revenue, to $16.6 million for the first nine months of fiscal 1998, or 110.8% of total revenue. This increase was attributable to additions to the Company's headcount, primarily sales and marketing staff.

    RESEARCH AND DEVELOPMENT. Research and development expenses consist of personnel costs and direct overhead costs incurred in developing software features and functionality. Research and development expenses increased from $648,000 for the three months ended January 31, 1997, or 18.2% of total revenue, to $1.1 million for the three months ended January 31, 1998, or 32.1% of total revenue, and from $1.9 million for the first nine months of fiscal 1997, or 14.7% of total revenue, to $3.5 million for the first nine months of fiscal 1998, or 23.5% of total revenue. The increase was due to the hiring of additional software engineers to support increased development activities. In addition the Company used outside consultants to assist with quality assurance testing.

    LITIGATION SETTLEMENT AND RELATED COSTS. One of the Company's former VARs filed a claim for arbitration against the Company in connection with the termination of the VAR's reseller agreement with the Company, claiming not less than $1.0 million in damages. The Company defended this action in arbitration proceedings. In April, 1997, the arbitration panel awarded $267,000 in net damages to the plaintiff in the proceedings. The arbitration panel's decision was appealed. In August 1997, the Company settled the litigation with the former VAR for $250,000. The Company has recorded a one-time charge in the quarter ending July 31, 1997 related to this litigation for $500,00, which includes the settlement charge and other costs and expenses associated with defending the litigation.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses were $81,000 in the three months ended January 31, 1997, and $167,000 in the three months ended January 31, 1998, and $188,000 for the first nine months of fiscal 1997 and $370,000 for the first nine months of fiscal 1998. The increase in fiscal year 1998 was due to the additional equipment the Company purchased in fiscal 1998.

    INTEREST INCOME (EXPENSE), NET. Interest income (expense), net consists of interest earned on cash and cash equivalents, offset by interest expense on debt and equipment financing. Net interest income (expense) was $122,000 and $69,000 for the three months ended January 31, 1997 and 1998, respectively, and $110,000 and $495,000 for the first nine months of fiscal 1997 and fiscal 1998, respectively. The difference results from interest income attributable to the cash raised through the initial public offering in the third quarter of fiscal 1997, partially offset by interest expense related to borrowings on the line of credit.

    PROVISION (BENEFIT) FOR INCOME TAXES. The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 "ACCOUNTING FOR INCOME TAXES" ("SFAS 109"). The provision (benefit) for income taxes is computed based on pretax income, with deferred income taxes recorded for the differences between pretax accounting and pretax taxable income (loss). The Company's provision (benefit) for income taxes was $113,000 for the three months ended January 31, 1997. The Company did not record a benefit in fiscal 1998. The Company's provision (benefit) for income taxes was ($323,000) in the first nine months of fiscal 1997.

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

      At January 31, 1998, the Company had $8.9 million in cash, cash equivalents and short-term investments and $1.4 million in investments. For the nine months ended January 31, 1998, net cash used in operations totaled $18.3 million. In addition, the Company generated $.9 million from investing activities. Among others items, the Company also had borrowings of $1.5 million under the Company's working capital line of credit and generated $380,000 related to employees exercising stock options, resulting in a net cash decrease of $14.5 million.

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

    At April 27, 1998, the Company had $5.2 million in cash and cash equivalents and $8.1 in accounts receivable. Subsequent to the date of the financial statements contained herein, the Company has incurred substantial and anticipates a significant loss in the fourth quarter of fiscal 1998. Additionally, the Company expects to incur significant expenses to defend the lawsuits described below in "Litigation Risks". While significant cost cutting measures have been initiated and completed in some circumstances, there can be no assurance that the Company's cash on hand and cash flows from operations will be sufficient to meet its' ongoing obligations. The Company has retained NationsBanc Montgomery Securities LLC to help it review its strategic alternatives which include additional capital raising activities and evaluating potential corporate partners. If the Company is unable to obtain additional financing sufficient to meet its operating needs, the Company may be required to significantly reduce the scope of its operations, which would have a material adverse effect on the Company's business, results of operations and its ability to compete. Such reduced operations and levels of cash may also cause the Company to default under its credit facility.

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

    ADVERSE EFFECTS OF RESTATEMENT OF FINANCIAL STATEMENTS. On March 12, 1998, the Company announced that it expected to restate its financial results for the fiscal year ended April 30, 1997 and the fiscal quarters ended July 31, 1997 and October 30, 1997, and that its Form 10-Q for the quarter ended January 31, 1998 would not be filed on time, all as a result of concerns over the accounting treatment of certain transactions which the Company was examining. The uncertainties resulting from this announcement have had a material adverse affect on the Company's business and financial condition. In addition to its proceedings with the NASD (described in "Proceedings with the NASD" below), the filing of the lawsuits against the Company (described in "Litigation Risks" below) such announcement has and will continue to have additional adverse effects on the Company. First, due to the Company's financial uncertainty, certain customers of the Company have stated that they will postpone purchases of the Company's products and services until the Company's restated financial results are released. There is no assurance that once such results are released, such customers will purchase the Company's products and services. Second, there can be no assurance that, once such financial results are released and trading in the Company's Common Stock resumes, that the trading price per share of the Company's Common Stock will not decline further due to reactions by analysts or otherwise.

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

    DEPENDENCE ON KEY PERSONNEL. The Company's success depends to a significant extent upon the continued service of its executive officers and other key management and technical personnel, and on its ability to continue to attract, retain and motivate qualified personnel, such as experienced software developers and sales personnel. Competition for such employees is very intense. The loss of the services of one or more of the Company's executive officers, software developers or other key personnel or the Company's inability to recruit replacements for such personnel could have a material adverse effect on the Company's business, financial condition and results of operations. The Company maintains $1.0 million of key man life insurance on Ronald Charnock, then the Company's President and Chief Financial Officer at January 31, 1998. Since April 30, 1997, the Company has replaced substantially all of its senior management. The Company's current President and Chief Operating Officer joined the Company in February 1998, together with the new Senior Vice President of Operations. The Company's former President, Chairman and Chief Executive Officer resigned from all positions with the Company and the former Chief Financial Officer and Vice President in charge of sales have also left the Company.

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

Part II:  Other Information

Item 1:  Legal Proceedings:

         One of the Company's former VARs filed a claim for arbitration against the Company in connection with the termination of the VAR's reseller agreement with the Company, claiming not less than $1.0 million in damages. The Company defended this action in arbitration proceedings. In April , 1997, the arbitration panel awarded $267,000 in net damages to the plaintiff in the proceedings. The arbitration panel decision was appealed.

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

         In addition to the above claim, the Company is a party to various legal proceedings in the normal course of business, consisting of contract issues and employee matters, which outcome cannot be ascertained at this time (the more significant ones are listed below). Taken together or individually, an adverse outcome on the results of these suits may have a materially adverse impact on the Company. Because the outcome of these matters cannot be ascertained at this time, the Company has not recorded any significant accruals related to these matters. The more significant of these matters are as follows.

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

Item 2:  Changes in Securities and Use of Proceeds:

         Not Applicable.

Item 3:  Defaults Upon Senior Securities:

         Not Applicable.

Item 4:  Submission of Matters to a Vote of Security Holders:

         None.

Item 5:  Other Information:

         Not Applicable.

Item 6:  Exhibits and Reports on Form 8-K:

         Not Applicable

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              VERSATILITY INC.

Dated:   April 28, 1998                       By: /s/ Kenneth T. Nelson
                                                  _____________________
                                                  Kenneth T. Nelson
                                                  Senior Vice President, Finance
                                                  and Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer)