Form 10-K
period 1998-04-30
VERSATILITY INC
filed 1998-07-30
CIK 1023393

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended April 30, 1998

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the closing sale price of the Common Stock on July 13, 1998, as reported on the Nasdaq National Market was approximately $5,942,926. Shares of Common Stock held by each executive officer and director and by each person who is known to own 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes. As of July 13, 1998 the Registrant had 7,581,380 shares of Common Stock outstanding, par value $.01 per share.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Definitive Proxy Statement, which the registrant intends to file within 120 days of April 30, 1998 are incorporated by reference in Part III hereof.

                               Table of Contents

PART I.
Item  1.  Business...................................................................................................   3
Item  2.  Properties.................................................................................................  11
Item  3.  Legal Proceedings..........................................................................................  11
Item  4.  Submission of Matters to a Vote of Security Holders........................................................  12

PART II.
Item  5.  Market for Registrant's Common Stock and Related Stockholder Matters......................... .............  13
Item  6.  Selected Financial Data....................................................................................  14
Item  7.  Management's Discussion and Analysis of Financial Condition and Results of Operations......................  14
Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.................................................  26
Item  8.  Financial Statements and Supplementary Data................................................................  27
Item  9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................  27

PART III.
Item 10.  Directors and Executive Officers of the Registrant.........................................................  28
Item 11.  Executive Compensation.....................................................................................  28
Item 12.  Security Ownership of Certain Beneficial Owners and Management.............................................  28
Item 13.  Certain Relationships and Related Transactions.............................................................  28

PART IV.
Item 14.  Exhibits, Financial Statements and Reports on Form 8-K.....................................................  29
SIGNATURE............................................................................................................  30

                                     PART I


    This document contains various forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. Such statements are subject to various risks and uncertainties which could cause actual results to vary materially from those contained in such forward looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected. Certain of these risks and uncertainties as well as other risks and uncertainties are described in Factors Which May Effect Future Operating Results herein and in the Company's Registration Statement on Form S-1 filed under the Securities Act of 1933, as amended, and declared effective on December 12, 1996, and subsequent filings with the Securities and Exchange Commission.

ITEM 1. BUSINESS

OVERVIEW

    Versatility is a leading provider of client/server customer interaction software that enables businesses to automate and enhance their telesales, telemarketing and teleservicing capabilities. The Company's software products are designed to increase the productivity and revenue-generating capabilities of organizations operating call centers as they interact with existing and potential customers. The Company's products include desktop software applications, development and customization tools and optional server-based software services. A wide variety of leading computing platforms are supported allowing users to implement a scalable, flexible and interoperable software solution that can be used independently or as part of an integrated enterprise-wide customer interaction implementation. Versatility also offers fee-based professional, consulting and maintenance services to provide implementation, integration and ongoing support of the Company's software products.

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

    The Versatility Series includes applications to address telemarketing, telesales and customer services activities. The Versatility Series supplies a call center agent with customer information as an outbound telephone call is made or as an inbound call is routed to that agent. Once customer contact is made, an agent can access product information, such as features, benefits and commonly asked questions, in order to effectively and accurately market and sell that product. An agent can then click to descriptions of other products to cross-sell or up-sell. To close a sale, an agent can access on-line order taking and fulfillment capabilities. Building on these core functions, the Versatility Series provides additional capabilities to generate on-line quotes, readily access information regarding discounts and schedule automatic customer call-backs.

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

    In addition to Versatility Call Center Applications, the Versatility Series provides network server services, called the Versatility Marketing Management Services, which provide the call center network and its managers with a number of capabilities, including list, database and campaign management, adaptive marketing, statistical tracking, data warehousing, decision support, document production, integration with document management systems and centralized call center operations management. Additionally, the Versatility Series CTI services, called Versatility Open Telephony Services, help integrate the telephone and computer systems, provide functions such as screen-based telephony, "screen pops" in which relevant caller information appears on an agent's screen as an inbound call arrives or as an outbound call is initiated, predictive dialing of outbound campaigns, coordination of service levels, inbound and outbound dynamic call blending and IVR integration and coordination.

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

Services

    Versatility provides fee-based maintenance and support services designed to increase the effectiveness and ongoing performance of its customer's call center operations and to increase the Company's revenue base. As of April 30, 1998, the Company employed 57 employees providing professional services, maintenance and training.

    Professional Services. The Company's consultants work closely with customers to provide assistance with application implementation and customization, interface development, communications and information systems integration, planning and project management. Fees for professional services are charged separately from the Company's software product licenses and are charged on a time-and-materials basis or for a fixed fee.

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

Customers

    Since introducing the Versatility Series in May 1995, the Company has licensed Versatility Series applications for use on over 12,000 agent desktops. For the fiscal year ended April 30, 1998, the Company's two largest customers accounted for 38.6% of the Company's total revenue, of which one customer, British Telecommunications, Plc ("BT"), accounted for 22.1% and another, Century Telecom accounted for 16.5%. Although the particular customers may change from period to period, the Company expects that large sales to a limited number of customers will continue to account for a significant percentage of its total revenue in any particular period. Revenue from customers outside the United States accounted for 40.8 %, 54.6% and 39.0% of the Company's total revenue for fiscal 1996, 1997 and 1998, respectively. See further discussion regarding the business segment and geographic area information in Note 9 of Notes to the Consolidated Financial Statements.

Technology and Product Development

    The Company's core technology was designed to facilitate the development and customization of enterprise-wide customer interaction applications which are interoperable with other applications and can be used by a wide variety of customers. The Company's applications are built upon a common core architecture that is designed to leverage efficiently the performance and scalability of client/server computing and object-oriented development methodologies. Versatility believes that its product architecture allows it to craft tailored solutions for its customers and to simplify and facilitate new product development.

    The Versatility Series products are built using a highly scalable and flexible three-tier client/server model which takes advantage of the difference in computing power between the desktop client and the server to free-up limited desktop computing power and memory. The Company's products support a number of client computing platforms, such as Microsoft Windows 95 and Microsoft Windows NT; leading relational databases from Oracle, Sybase, and Microsoft; and server operating systems, such as Microsoft Windows NT Server and various versions of Unix. The Company's products have been developed using Microsoft Visual C++, Microsoft Visual Basic, Microsoft Foundation Classes and Centura Team Developer.

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

    The Company's current development efforts include the completion of the first industry specific version of the Versatility Series - Versatility Financial Services. This Financial industry vertical version is due to ship in early 1999 and is designed to significantly lower the customization efforts and costs by pre-building many of the vertical components typically requiring customization during the deployment of the customer interaction application.

    In June 1997, Versatility introduced the industry's first components-based application architecture and delivered the initial products that contained components - Versatility Telesales/Teleservice v3.0 and Versatility PowerGuide v2.0 of this component based framework. The company will be working over the next fiscal year to deliver the architecture and other components surrounding what is now called the Versatility Framework.

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

    Lastly, Versatility continues to do integration work with Nortel's new Symposium platform. In May, 1997, the two companies announced the selection of Versatility as a Nortel Symposium Partner which provides for the reselling of the Versatility products by the various Nortel distributors and resellers in the U.S. In addition, Nortel is bundling parts of the Versatility product line into one of its Symposium Agent products and acting as an OEM to Versatility.

    As of April 30, 1998, the Company's research and development and quality assurance staff consisted of 30 employees. The Company's total expenses for research and development for fiscal years 1996, 1997 and 1998 were $2.1 million, $2.9 million and $4.4 million, respectively. The Company anticipates that it will continue to commit substantial resources to research and development in the future.

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

Sales and Marketing

    Sales. The Company believes that the coordinated use of multiple selling channels is required to reach the diverse and growing base of prospective customers. Based on their telemarketing strategies and buying patterns, these prospective customers can be divided into three groups: (i) customers with large-scale installations which are best served through direct sales teams, (ii) customers with large-scale installations who require turnkey system solutions from third party systems integrators, and (iii) customers with mid-sized installations who need basic solutions that can be purchased relatively inexpensively and can be quickly implemented. To address these groups, in November 1995, the Company established four strategic selling units to focus attention and specific solutions to targeted selling channels and markets. These four selling units were Enterprise Solutions, Alliances, Channels and International. Enterprise Solutions consists of two selling groups, which sell directly to specific vertical markets, financial institutions and communications services companies. In February 1997, Alliances and Channels were combined, becoming Commercial Markets, which focuses on other opportunities in other commercial markets, most of which are sold through third party resellers. In May 1998, the Commercial Markets Group was discontinued and the Company focused on rebuilding its direct sales force. The International selling unit sells directly to customers in the U.K..

    Enterprise Solutions. Enterprise Solutions consists of two selling groups, Financial Services and Telecommunications. These direct sales units focus on the financial services and communications industries throughout North America. They market the Versatility Series to large organizations that require a customized and integrated call center application.

        International. During fiscal year 1997 and fiscal year 1998, the International selling unit marketed the Versatility Series products to third party systems integrators, distributors and resellers outside of North America. This selling unit had regional sales and support teams covering Western Europe, the Middle East and certain African countries. The International selling unit is headquartered in Aldermaston, U.K.. Effective June 1, 1998, the Company announced they had signed a non-exclusive distribution agreement with Cincom Systems, Inc..

    This non-exclusive agreement included Cincom's absorption of Versatility's international distribution channels. As a result of the transaction Versatility has eliminated all it's direct sales and support operations outside of the U.K..


    Marketing. The Company's marketing efforts supports the Company's selling strategy. The Company's marketing programs include product management, product marketing, maintenance and enhancement of the Company's Web site, direct marketing, public relations, press and analyst communications and event support. As of April 30, 1998, the Company's marketing department consisted of 9 employees.

Competition

    The market for the Company's products is intensely competitive, highly fragmented and subject to rapid change. Because the Company offers multiple applications that can be purchased separately or integrated as part of the Versatility Series, the Company competes with a variety of companies depending on the target market for their applications software products. The Company's principal competitors in the customer interaction software market are Information Management Associates, Inc., Scopus Technology, Inc., and The Vantive Corporation. For installations where telephony functions are of prime importance, competitors include Davox Corporation, Early Cloud and Company (a division of IBM) and EIS International, Inc. The Company also competes with third party professional service organizations that develop custom software and with the information technology departments of potential customers. The Company's potential competitors also include a number of large hardware and software companies that may develop or acquire products that compete with the Company's products. The Company believes that the principal competitive factors affecting its market include product features such as flexibility, scalability, interoperability, functionality and ease of use, as well as product reputation, quality, performance, price, customer service and support, the effectiveness of sales and marketing efforts and vendor reputation. Although the Company believes that its products currently compete favorably with respect to such factors, there can be no assurance that the Company can maintain its competitive position against current and potential competitors, especially those with significantly greater financial, marketing, service, support, technical and other resources.

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

    The Company has entered into agreements with a number of its customers requiring the Company to place its source code in escrow. These escrow agreements typically provide that these customers have a limited, non-exclusive right to use such code in the event that there is a bankruptcy proceeding by or against the Company, if the Company ceases to do business or if the Company fails to meet its support obligations. Entering into such agreements may increase the likelihood of misappropriation by third parties.

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

Employees

    As of April 30, 1998, the Company had 134 full-time employees, of which 108 were based in the United States and 26 were based internationally. None of the employees of the Company are covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.

    The Company believes its future success will depend in large part on the Company's ability to recruit and retain qualified employees, especially experienced software engineering and sales personnel. The competition for such personnel is intense. There can be no assurance that the Company will be successful in retaining or recruiting key personnel.


Recent Developments

    On March 12, 1998, the Company announced that it expected to restate its financial results for the fiscal year ended April 30, 1997 and the fiscal quarters ended July 31, 1997 and October 30, 1997, and that its Form 10-Q for the quarter ended January 31, 1998 would not be filed on time, all as a result of concerns over the accounting treatment of certain transactions, which the Company was examining. The report on Form 10-K/A included restated financial statements for the fiscal year ended April 30, 1997 and reported total revenues of $18.3 million rather than $27.4 million and a net loss of $7.9 million. The Company's restated Forms 10-Q for the quarters ended July 31, 1997 and October 30, 1997 and the Company's Form 10-Q for the quarter ended January 31, 1998 reported net losses of $3.7 million, $5.0 million and $9.5 million, respectively. As of July 20, 1998, the Company had $1.8 million in cash and cash equivalents. The Company believes that its cash on hand and cash flow from anticipated operating activities may not be sufficient to meet its ongoing obligations through the second quarter of fiscal 1999. The Company has retained NationsBanc Montgomery Securities LLC to help review its strategic alternatives, which include additional capital raising activities and evaluating potential corporate partners. There can be no assurance that the Company will be able to raise additional capital on favorable terms, or at all. The uncertainties regarding the Company's financial condition have had a material adverse affect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operation."

    Since February 1998, the Company has replaced substantially all of it's senior management. The Company's current President and Chief Operating Officer and current Chief Financial Officer joined the Company in February 1998, together with the new Senior Vice President of Operations. The Company's former President, Chairman and Chief Executive Officer resigned from all positions with the Company and the former Chief Financial Officer and Vice President in charge of sales have also left the Company.

    Between April 1997 and February 1998, the Company grew its work force to
256. In March and April 1998, the Company significantly reduced its workforce as a result of the Company's continued operation losses. At April 30, 1998 the Company employed 108 people in the United States and 26 in it's international unit.

    As a result of concerns over the matters disclosed in the Company's March 12, 1998 press release, the National Association of Securities Dealers ("NASD") suspended trading of the Company's common stock on the Nasdaq National Market on March 12, 1998 and instituted proceedings to remove the Company's common stock from listing on the Nasdaq National Market. After the Company's release of restated financial information and the filing of the Company's Form 10-Q for the quarter ended January 31, 1998 the Nasdaq Stock Market's Listing and Qualifications Panel allowed the Company's Common Stock to resume trading on May 5, 1998, contingent upon the Company's attainment of net tangible assets of $10 million by June 30, 1998. Although the Company requested an extension for 45 days from June 30, 1998, to secure needed financing and/or strategic alternatives, Nasdaq denied the request and de-listed the company's Common Stock on July 20, 1998. The Company's Common Stock began trading on the OTC Bulletin Board on July 21, 1998. See "Risks Relating to Trading on the OTC Bulletin Board" and " Risk Relating to Penny Stock; Possible Effect of Penny Stock Rules on Liquidity for the Company's Common Stock."

    The Company's restatement of its financial statements and delisting of its Common Stock from The Nasdaq Stock Market have had a material adverse impact on the Company's reputation, which could impair the Company's relationships with existing and potential customers, further weakening the Company's business, financial condition and results of operations. Certain of the Company's customers have stated that they will postpone purchases of the Company's products and services until the Company secures financing or enters into a relationship with a strategic partner.

    Versatility continues to explore both financing and strategic options, including the possible sale of the Company and has engaged NationsBanc Montgomery Securities, LLC to assist the Company with these efforts. There can be no assurance that the Company will be able to raise such capital or sell the Company on favorable terms, or at all. If the Company is unable to obtain additional financing sufficient to meet its operating needs, the Company would be required to significantly reduce the scope of, or cease conducting, its operations. See "Risks Relating to Trading on the OTC Bulletin Board" and " Risk Relating to Penny Stock": Possible Effect of "Penny Stock" Rules on Liquidity for the Company's Common Stock.


ITEM 2. PROPERTIES

    The Company's principal administrative, sales, marketing, support, and research and development facility is located in 41,940 square feet of modern office space in Fairfax, Virginia. This facility is leased to the Company through 2004. The Company also leases 6,600 square feet in Aldermaston, U.K. Management believes its current facilities are adequate.

ITEM 3. LEGAL PROCEEDINGS

         Between March 6, 1998 and April 8, 1998 the Company and certain of its current and former officers and directors, among others, were sued in various putative securities class actions filed in the United States District Court for the Southern District of New York and the United States District for the Eastern District of Virginia, as follows: Thomas Esposito, et al. v. Versatility, Inc., et al. (S.D.N.Y.); Tammy Newsman v. Versatility, Inc., et al. (S.D.N.Y.); Sam Succar v. Versatility, Inc. et al. (S.D.N.Y.); Thomas K. Doyle
v. Versatility, Inc. et al. (E.D. VA); and Steven Bowen v. Versatility, Inc. et al. (S.D.N.Y.) (together "the putative class actions"). Collectively, the putative class actions asserted claims under Sections 11, 12(2) and 15 of the Securities Act of 1933 and Section 10(b) and 20(a) of the Securities Exchange Act of 1934 for alleged misrepresentations and omissions in connection with the SEC public filings and other public statements made by the Company. Among other allegations, each of the putative class actions alleged that the Company misrepresented its financial results and its accounting practices during the period December 12, 1996 through March 12, 1998, including in the Company's IPO Prospectus. The complaints in certain of the putative class actions also asserted, among other allegations, that the Company and certain of the other defendants made misrepresentations in the IPO Prospectus and thereafter regarding the performance capabilities of the Company's CallCenter product. See "Factors Which May Effect Future Operating Results - Litigation Risks" below.

         Versatility reached a settlement in principle with the plaintiffs in all six putative securities class action lawsuits currently pending against the Company on July 9, 1998. The settlement in principle is conditioned upon the execution and filing with the Court of a definitive agreement of settlement and final Court approval.

         Under the proposed settlement, the class actions would be dismissed and a settlement fund would be created for the members of the proposed class consisting of $3.5 million in cash, which represents proceeds from Versatility's directors' and officers' liability insurance and related recoveries by the Company. In addition, as part of the settlement, an aggregate of 350,000 shares of Versatility Common Stock will be transferred to the Company by certain defendants other than the Company in settlement of the claims against them. Thereafter, the Company will issue 750,000 shares of its Common Stock for the benefit of the proposed plaintiff class, 350,000 shares of which will be in substitution of shares provided by those certain defendants in settlement of the claims against them.

         Since March, 1998 the Company has been responding to informal requests for information from the Securities and Exchange Commission (the "Commission") relating to certain of the Company's financial matters. In May 1998, the Company was advised by the Commission that it had obtained a formal order of investigation so that, among other matters, it may utilize subpoena powers to obtain information relevant to its inquiry. The Commission has and may in the future utilize its subpoena powers to obtain information from various officers, directors and employees of the Company and from persons not presently associated with the Company. If, after completion of its investigation, the Commission finds that violations of the federal securities laws have occurred, the Commission has the authority to order persons to cease and desist from committing or causing such violations and any future violations. The Commission may also seek administrative, civil, and criminal fines and penalties and injunctive relief. The Department of Justice has the authority in respect of criminal matters. There can be no assurance as to the timeliness of the completion of the investigation or as to the final result thereof, and no assurance can be given that the final result of the investigation will not have a material adverse effect on the Company. The Company is cooperating fully with the investigation, and has responded and will continue to respond to requests for information in connection with the investigation.

         One of the Company's former VARs had filed a claim for arbitration (non-binding) against the Company asserting, among other things, that the Company misrepresented the functionality of its products and wrongfully terminated the VAR's reseller agreement, and claiming not less than $1.0 million in damages. The Company defended this action in arbitration proceedings. In April, 1997, the arbitration panel awarded $267,000 in net damages to the plaintiff in the proceedings. The arbitration panel's decision was appealed. In August 1997, the Company settled the litigation with the former VAR for $250,000. The Company recorded a one-time charge in the quarter ending July 31, 1997 related to this litigation for $500,000, which included the settlement charge and other costs and expenses associated with the litigation.

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

    No matters were submitted to a vote of security holders in the year ended April 30, 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    Following the Company's initial public offering on December 13, 1996, until July 20, 1998, the Company's Common Stock had been traded on The Nasdaq National Market under the symbol "VERS". Nasdaq halted trading of the Common Stock on March 12, 1998 and on July 20, 1998, Nasdaq delisted the Company's Common Stock. On July 21, 1998 the Company's common stock began trading on the OTC Bulletin Board. See "Business---Recent Developments." The following table reports the high and low sale prices in each quarter until April 30, 1998 on The Nasdaq National Market:

    Fiscal 1997                                                                    Low               High
    -----------                                                                    ---               ----
    Quarter ended January 31, 1997 (subsequent to December 13, 1996)            $ 13.13           $  18.25

    Quarter ended April 30, 1997                                                   8.00              13.63

    Fiscal 1998
    -----------
    Quarter ended July 30, 1997                                                   10.00              13.75

    Quarter ended October 30, 1997                                                 7.75              13.88

    Quarter ended January 31, 1998                                                 3.75               9.13

    Quarter ended April 30, 1998                                                   2.50               5.88


    As of July 13, 1998, the Company had approximately 82 holders of record of its Common Stock. The Company has never declared or paid cash dividends on its Common Stock. The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends on its capital stock in the foreseeable future. In addition, the Company's loan agreement with its commercial bank prohibits the payment of cash dividends.

ITEM 6. SELECTED FINANCIAL DATA

                                                                               Year Ended April 30,
                                                              -------------------------------------------------
                                                                 1994       1995       1996     1997       1998
                                                              ---------  ---------  ---------  --------- ------
         Consolidated Statement of Operations Data:                   (In thousands, except per share data)
         Revenue:
           License revenue.................................  $5,393    $  8,045   $ 10,345   $10,255  $   9,306
           Service and maintenance revenue.................   2,987       3,440      6,190     8,054      9,847
                                                             ------    --------   --------  --------- ---------
           Total revenue...................................   8,380      11,485     16,535    18,309     19,153
                                                             ------    --------   --------  --------- ---------
         Cost of revenue:
           License revenue.................................   1,924       1,493        573     1,098      3,546
           Service and maintenance revenue.................   2,056       2,385      4,267     5,868     13,345
                                                             ------    --------   --------  --------- ---------
           Total cost of revenue...........................   3,980       3,878      4,840     6,966     16,891
                                                             ------    --------   --------  --------- ---------
           Gross margin....................................   4,400       7,607     11,695    11,343      2,262
                                                             ------    --------   --------  --------- ---------
         Operating expenses:
           Selling, general and administrative.............   3,717       4,550      7,770    16,751     22,247
           Research and development........................     389         711      2,074     2,892      4,393
           Litigation settlement and related costs.........      --         --         --         --      2,524
           Depreciation and amortization...................     133         365        161       281        580
           Write-off of capitalized software...............      --          --        829        --         --
                                                             ------    --------   --------  --------- ---------
           Total operating expenses........................   4,239       5,626     10,834    19,924     29,744
                                                             ------    --------   --------  --------- ---------
         Income (loss) from operations.....................     161       1,981        861    (8,581)  (27,482)
         Interest income (expense), net....................     (20)         (9)         3       404        456
                                                             ------    --------   --------  --------- ---------
         Income (loss) before provision (benefit) for
         Income taxes......................................     141       1,972        864    (8,177)  (27,026)
         Provision (benefit) for income taxes..............      31         715        207      (323)        --
                                                             ------    --------   --------  --------- ---------
         Net income (loss).................................  $  110    $  1,257   $    657  $ (7,854) $(27,026)
                                                             ======    ========   ========  ========= =========
         Dividends accreted on preferred stock.............      --          --        (88)     (176)       --
         Income available to common shareholders...........      --          --        569    (8,030)  (27,026)
         Net income (loss) per share (1)...................   $0.03       $0.31   $   0.14  $  (1.53) $  (3.62)
                                                             ======    ========   ========  ========= =========
         Average common and common equivalent
         shares outstanding (1)............................   4,000       4,000      4,000     6,241      7,461
                                                             ======    ========   ========   ======== =========

                                                                                   April 30,
                                                               1994       1995       1996      1997       1998
                                                             --------   --------   --------   -------   -------
         Consolidated Balance Sheet Data:
         Cash and cash equivalents........................    $ 192   $  1,414    $ 2,280   $ 18,826   $ 5,591
         Working capital (deficiency).....................    (573)        446      5,028     25,355     (765)
         Total assets.....................................    2,060      4,288      9,631     37,090    15,546
         Long-term debt, less current portion.............      114         51         70         25        73
         Redeemable convertible preferred stock...........       --         --      3,561         --        --
         Stockholders' equity.............................       75      1,331      1,834     28,168     1,543
----------
(1) Calculated on the basis described in Note 1 of Notes to Consolidated
    Financial Statements. Basic and diluted income (loss) per share are the same for all years presented.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

Overview

    Versatility is a leading provider of client/server customer interaction software that enables businesses to automate their telemarketing and teleselling capabilities. Founded in 1981 as an information management consulting firm, Versatility introduced its first commercial product in 1985, a telemarketing application product based on the Digital Equipment Corporation ("DEC") VAX/VMS
System. The Company operated as a DEC value-added reseller, supplying turnkey call center solutions to large and mid-sized companies in a variety of industries, until the end of fiscal 1994. In November 1993, the Company began developing applications based on the client/server architecture which culminated with the release of the Versatility Series in May 1995. Since fiscal 1996, substantially all of the Company's revenue was derived from sales or services related to the Versatility Series.

    The Company's revenue is derived principally from two sources: (i) product license fees for the use of the Company's software products and (ii) service fees for implementation, maintenance, consulting and training related to the Company's software products. The Company had $1.0 million, $767,000 and $1.4 million of hardware revenue in fiscal years 1996, 1997 and 1998, respectively. Revenue from hardware sales has been included in license revenue for such years.

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

    For the fiscal year ended April 30, 1998, the Company's two largest customers accounted for 38.6% of the Company's total revenue, of which one customer, BT, accounted for 22.1% and another customer accounted for 16.5%.
Although the particular customers may change from period to period, the Company expects that large sales to a limited number of customers will continue to account for a significant percentage of its total revenue in any particular period. Given the customer concentration and the duration of the sales and implementation cycle, the loss of a major customer or any reduction or delay in sales to or implementation by these or other customers could have a material adverse effect on the Company's operating results in any particular period.

    Revenue from customers outside the United States accounted for 40.8 %, 54.6% and 39.0% of the Company's total revenue for fiscal 1996, 1997 and 1998, respectively. While the Company's expenses incurred in foreign countries are typically denominated in the local currencies, revenue generated by the Company's international sales typically is paid in U.S. dollars or British pounds. Although exposure to currency fluctuations to date has been insignificant, there can be no assurance that fluctuations in currency exchange rates in the future will not have a material adverse impact on the Company's international operations. The Company currently does not engage in hedging activities.

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




Results of Operations

    The following table sets forth certain financial data for the periods indicated as a percentage of total revenue:

                                                           Percentage of Total Revenue
                                                               Year Ended April 30,
                                                           1996       1997       1998
                                                           ----       ----       ----
         Revenue:
              License revenue.........................      62.6%      56.0%       48.6%
              Service and maintenance revenue.........      37.4       44.0        51.4
                                                        --------   --------    --------
                   Total revenue......................     100.0      100.0       100.0
                                                        --------   --------    --------
         Cost of revenue:
              License revenue.........................       3.5        6.0        18.5
              Service and maintenance revenue.........      25.8       32.1        69.7
                                                        --------   --------    --------
                   Total cost of revenue..............      29.3       38.1        88.2
                                                        --------   --------    --------
         Gross margin.................................      70.7       61.9        11.8
                                                        --------   --------    --------
         Operating expenses:
              Selling, general and administrative.....      47.0       91.5       116.2
              Research and development................      12.5       15.8        22.9
              Litigation settlement and related costs.        --         --        13.2
              Depreciation and amortization...........       1.0        1.5         3.0
              Write-off of capitalized software.......       5.0         --          --
                                                        --------   ----------  --------
                   Total operating expenses...........      65.5      108.8       155.3
                                                        --------   --------    --------
         Income from operations.......................       5.2      (46.9)     (143.5)
         Interest income (expense), net...............      (0.0)       2.2         2.4
                                                        --------   --------    --------
         Income (loss) before provision (benefit)
         for income taxes                                    5.2      (44.7)     (141.1)
         Provision (benefit) for income taxes.........       1.2       (1.8)         --
                                                        --------   ---------    -------
         Net income (loss)............................       4.0%     (42.9)%    (141.1)%
                                                         =======    ========    =======

    The following table sets forth, for each component of revenue, the cost of such revenue expressed as a percentage of such revenue for the periods indicated:


                                                      Year Ended April 30,
                                                    1996       1997      1998
                                                    ----       ----      ----

     Cost of license revenue.....................   5.5%      10.7%     38.1%
     Cost of service and maintenance revenue.....  68.9%      72.9%    135.5%


Fiscal 1998 Compared to Fiscal 1997

     Revenue. Total revenue increased 4.6% from $18.3 million in fiscal 1997 to $19.2 million in fiscal 1998. Revenue from license fees decreased 9.3% from $10.3 million in fiscal 1997, or 56.0% of total revenue, to $9.3 million, or 48.6% of total revenue in fiscal 1998. The decrease was primarily related to indirect sales not materializing, while the Company de-emphasized it's direct sales activities. Service and maintenance revenue increased 22.3% from $8.1 million in fiscal 1997, or 44% of total revenue, to $9.8 million in fiscal 1998 or 51.4% of total revenue. The increase was due to greater demand for the Company's implementation and project management services. The shift in revenue mix was primarily related to the impact of the de-emphasis on direct sales efforts in fiscal 1998 and the Company's decision to allocate more of it's resources towards performing services for existing customers.

    Cost of Revenue. Cost of license revenue is comprised of the costs of media, packaging, documentation and hardware costs. Cost of service and maintenance revenue consists of salaries, wages, benefits and other direct coats related to installing, customizing and supporting customer implementation and support. These costs also include telephone support and training. Total cost of revenue increased 142.5% from $7.0 million in fiscal 1997, or 38% of total revenue, to $16.9 million in fiscal 1998, or 88.2% of total revenue. Cost of license revenue increased 222.8% from $1.1 million in fiscal 1997, or 10.7% of license revenue, to $3.5 million in fiscal 1998, or 38.1% of license revenue. The increase was directly related to the costs of third party software and hardware provided to customers. Costs of service and maintenance revenue increased 127.4% from $5.9 million in fiscal 1997, or 72.9% of service and maintenance revenue, to $13.3 million in fiscal 1998, or 135.5% of service and maintenance revenue. The increase was directly affiliated to the additional staff and consultants personnel hired to support the Company's projects. Total cost of revenue was adversely affected in fiscal 1998 compared to the prior year due to the change in revenue mix between license and services and the use of third party consultants which significantly increased the cost of project services.

     Selling, General and Administrative. Selling expenses consist of personnel costs, including compensation, benefits and the costs of travel, advertising, public relations, seminars and trade shows. General and administrative expense represents the costs of executive, financial, support personnel and corporate expenses such as rent, utilities, legal and advertising. Selling, general and administrative expenses increased 32.8% from $16.8 million in fiscal 1997, or 91.5% of total revenue, to $22.2 million in fiscal 1998 or 116.2% of total revenue. The increase was due to addition to the Company's headcount, primarily sales and marketing staff and expansion of US and international offices.

     Research and Development. Research and development expenses consisted of personnel as cost and direct overhead costs in developing software features and functionality. Research and development expense increased 51.9% from $2.9 million in fiscal 1997, or 15.8% of total revenue, to $4.4 million in fiscal 1998, or 22.9% of total revenue. The increase was due to hiring of additional software engineers and the use of outside consultants to assist with quality assurance testing.

     Litigation Settlement and Related Costs. One of the Company's former VARs filed a claim for arbitration against the Company in connection with the termination of the VAR's reseller agreement with the Company, claiming not less than $1.0 million in damages. The Company defended this action in arbitration proceedings. The Company settled the litigation with former VAR for $250,000. The Company recorded a one-time charge in the quarter ending July 31, 1997 related to this litigation for $500,000, which includes the settlement charge and other costs and expenses associated with defending the litigation. Additionally, the Company has recorded a charge of $2,022,930 in the fourth quarter fiscal 1998 to cover the cost of the class action settlement referred to in "Litigation Risks" and related costs.

     Depreciation and Amortization. Depreciation and amortization expenses were $281,000 in fiscal 1997 and $580,000 in 1998. The increase in fiscal year 1998 was due to the amount of additional equipment the Company purchased in 1998.

    Interest Income (Expense), Net. Interest income (expense), net consists of interest earned on cash and cash equivalents, offset by interest expense on debt and equipment financing. Net interest income (expense) was $404,000 and $456,000 for fiscal 1997 and fiscal 1998, respectively.

    Provision (Benefit) for Income Taxes. The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109"). The provision (benefit) for income taxed is computed based on pretax income, taxes recorded for the differences between pretax accounting and pretax taxable income (loss). The Company did not record a benefit in fiscal 1998. The Company's provision (benefit) for income taxes was ($323,000) in fiscal 1997.

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

         On October 29, 1997, the Company entered into a credit facility with its commercial bank which provided for a $5.0 million operating line of credit and a new $2.0 million equipment line of credit. Since the company was not in compliance with various covenants in the above credit facility in subsequent quarters, on April 28, 1998, the Company entered into an amendment to the credit facility effective April 30, 1998, in which the bank waived all prior non-compliance and provided for the following terms: the $2.0 million equipment line was cancelled and the outstanding balance of $256,703 was transferred to the operating line of credit. Subsequent to April 30, 1998, the Company permanently paid down the operating line to $3.8 million and may not borrow any additional amounts under the line. In addition, in exchange for the bank's forbearance in exercising its rights under the previous arrangement, the Company has agreed to issue to the Bank warrants to purchase 100,000 shares of the Company's common stock with an exercise price of $2.50 per share. The credit facility continues to be collateralized by all of the Company's assets and Intellectual Property. The agreement provides that the Company must maintain certain financial covenants, including a minimum tangible net worth and a minimum cash balance. As of June 20, 1998 the Company is not in compliance with these new covenants and therefore is in default under the operating line of credit.

    At April 30, 1998, the Company had $5.6 million in cash and cash equivalents and $566,000 in short term investments. For the year ended April 30, 1998, net cash used in operating activities totaled $16.9 million. In addition, the Company was provided $668,000 from investing activities, which included $1.8 million for capital expenditures. The net borrowings of $2.6 million under the Company's working capital line of credit resulted in a net cash decrease of $13.2 million.

    The Company invested $235,000, $812,000 and $1.8 million in capital expenditures in fiscal 1996, 1997 and 1998, respectively. Capital expenditures include purchases of computer hardware used primarily in product development, product demonstrations, training and support.

    As shown in the financial statements contained herein, the Company has incurred substantial operating losses and anticipates a loss in the first quarter of fiscal 1999. On July 20, 1998, the Company had $1.8 million in cash and cash equivalents. The Company believes that its cash on hand and cash flow from anticipated operating activities may not be sufficient to meet its ongoing obligations through the second quarter of fiscal 1999. At July 20, 1998, the Company has outstanding approximately $3.5 million under it's line of credit and is currently in default of the operating line. Additionally, the Company expects to incur significant amounts to comply with and defend the lawsuits and investigations described below in "Litigation Risks." While significant cost cutting measures have been initiated, there can be no assurance that the Company's cash on hand and cash flows from operations will be sufficient to meet its' ongoing obligations. The Company has retained NationsBanc Montgomery Securities LLC to help it review its strategic alternatives which include additional capital raising activities and evaluating potential corporate partners. There can be no assurance that the Company will be able to raise such capital on favorable terms, or at all. If the Company is unable to obtain additional financing sufficient to meet its operating needs, the Company would be required to significantly reduce the scope of, or cease conducting, its operations.

    New Accounting Pronouncements -- In June 1997, SFAS No. 130, "Reporting Comprehensive Income," was issued and requires that all items which meet the definition of comprehensive income be reported for the period in which they are recognized. Comprehensive income includes changes in the balances of items that are reported directly in a separate component of stockholders' equity on the consolidated balance sheets, such as foreign currency translation adjustments and unrealized gains or losses on available-for-sale securities. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and the Company will make the disclosures required by SFAS No. 130 in the first quarter of fiscal 1999.

In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued and requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis used internally for evaluating segment performance and resource allocation. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997; however, disclosure is not required in interim financial statements in the initial year of adoption. Accordingly, the Company will make the required disclosures for the fiscal year ending April 30, 1999. The Company is still determining the effect of adopting SFAS No. 131; however, management does not anticipate that it will have a material impact.

In March 1998, the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The provisions of SOP 98-1 require that certain costs to develop or obtain internal use software be capitalized. SOP 98-1 is effective for fiscal years beginning after December 1998 and will be effective for the Company beginning May 1999. The Company is still determining the effect of adopting SOP 98-1; however, management does not anticipate that it will have a material impact on the Company's consolidated results of operations or financial position.

Factors Which May Effect Future Operating Results

    The following issues and uncertainties, among others, should be considered in evaluating the Company's outlook.

    Risks Relating to Cash Flow Levels. As of July 20, 1998, the Company had $1.8 million in cash and cash equivalents. The Company believes that its cash on hand and cash flow from anticipated operating activities may not be sufficient to meet its ongoing obligations through the second quarter of fiscal 1999. Additionally, the Company expects to incur significant amounts to comply with and defend the lawsuits and investigations described in "Litigation Risks." The Company's independent auditors have stated in their report issued in connection with the financial statements contained herein that they have substantial doubt about the Company's ability to continue as a going concern. The Company has retained NationsBanc Montgomery Securities LLC to help it review its strategic alternatives, which include additional capital raising activities and evaluating potential corporate partners. There can be no assurance that the Company will be able to raise such capital on favorable terms, or at all. If the Company is unable to obtain additional financing sufficient to meet its operating needs, the Company would be required to significantly reduce the scope of, or cease conducting, its operations. See Note 1 to the Company's Consolidated Financial Statements contained herein.

    Adverse Effects of Restatement of Financial Statements. On March 12, 1998, the Company announced that it expected to restate its financial results for the fiscal year ended April 30, 1997 and the fiscal quarters ended July 31, 1997 and October 31, 1997, and that its Form 10-Q for the quarter ended January 31, 1998 would not be filed on time, all as a result of concerns over the accounting treatment of certain transactions, which the Company was examining. The uncertainties resulting from this announcement and the subsequent results of the Company's restatement of those reports, have had a material adverse affect on the Company's business and financial condition. In addition, such announcements have and will continue to have additional adverse effects on the Company. First, due to the Company's financial uncertainty, certain customers of the Company have stated that they will postpone purchases of the Company's products and services until the Company secures financing or enters into a relationship with a strategic partner. There is no assurance that such financing or strategic partner will be found on a timely basis, if at all. Furthermore, there can be no assurance that the Company's Common Stock will not further decline due to reactions by analysts or otherwise.

    Risks Relating to Trading on the OTC Bulletin Board. The Company's Common Stock is currently traded on the OTC Bulletin Board, a regulated quotation service for non-Nasdaq over the counter securities. Because the Company's Common Stock is no longer listed on the Nasdaq National Market, an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the market value of the Company's Common Stock. This lack of liquidity may cause the company to have difficulty raising sufficient capital, if at all, on favorable terms. In addition, if the trading price of the Common Stock were to remain below $5.00 per share or the company failed to maintain net tangible assets (total assets less tangible assets less liabilities) in excess of $2.0 million (the "Net Tangible asset Test") or average revenue of at least $6.0 million for the last three years (the `Revenue Test"), trading in the Company's Common Stock would also be subject to the requirements of certain rules under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-Nasdaq equity security that (i) has a market price of less than $5.00 per share or (ii) fails to meet (A) the Net Tangible asset Test of (B) the Revenue Test, subject to certain exception. The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transaction in the Common Stock, which could severely limit the market liquidity of the Common Stock and the Ability to investor to trade the Company's common Stock. See "Risks Relating to Penny Stock"; "Possible Effect of Penny Stock Rules on Liquidity for the Company's Common Stock."

    Risks Relating to "Penny Stock"; Possible Effect of "Penny Stock" Rules on Liquidity for the Company's Common Stock. Because the Company's Common Stock is not listed on a National Securities Exchange nor listed on a national on a qualified automated quotation system, they may become subject to Rule 15g-9 under the Exchange Act, which imposes additional sales practice requirements on broker-dealer that sell such securities to persons other than established customers and "accredited investors" (generally, individuals with a net worth in excess or $1,000,000 or annual incomes exceeding $200,000 or $300,000 together with their spouse). For transaction covered by Rule 15g-9, a broker-dealer must make special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Consequently, such Rule may affect the ability of broker-dealer to sell the Company's common stock and may affect the ability of the purchaser to sell any of the Company's common stock in the secondary market.

    The Commission has adopted regulations that generally define a "penny stock" to be any equity security that (I) has a market price (as therein defined) of less than $5.00 per share or with an exercise price of less than $5.00 per share or (ii) fails to meet (A) the Net Tangible Asset Test or (B) the Revenue Test, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the Commission relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

    There can be no assurance that the Company's Common Stock will qualify for exemption from the penny stock restrictions. In any event, even if the Company's Common Stock is exempt from such restrictions, the Company would remain subject to Section 15(b)(6) of the Exchange Act, which gives the Commission the authority to restrict any person from participating in a distribution of penny stock, if the Commission finds that such a restriction would be in the public interest.

    If the Company's Common Stock was subject to the rules on penny stocks, the market liquidity for the Company's Common Stock could be materially adversely affected.

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

Versatility, Inc., et al. (S.D.N.Y.); Sam Succar v. Versatility, Inc., et al. (S.D.N.Y.); Thomas K. Doyle v. Versatility, Inc. et al. (E.D. Va); and Steven Bowen v. Versatility, Inc. et al. (S.D.N.Y.) (together "the putative class actions"). In addition, the Company's auditors and the lead underwriters in its December 1996 initial public offering (IPO) were named as defendants in one or more of the putative class actions. Collectively, the putative class actions asserted claims under Sections 11, 12(2), and 15 of Securities Act of 1933 and Section 10(b) and 20(a) of the Securities Exchange Act of 1934 for alleged misrepresentations and omissions in connection with the SEC public filings and other public statements made by the Company. Among other allegations, each of the putative class actions alleged that the Company misrepresented its financial results and its accounting practices during the period December 12, 1996 through March 12, 1998, including in the Company's IPO Prospectus. The complaints in certain of the putative class actions also asserted, among other allegations, that the Company and certain of other defendants made misrepresentations in the IPO Prospectus and thereafter regarding the performance capabilities of the Company's CallCenter product.

    Versatility reached a settlement in principle with the plaintiffs in all six putative securities class action lawsuits currently pending against the Company on July 9, 1998. The settlement in principle is conditioned upon the execution and filing with the Court of a definitive agreement of settlement and final Court approval.

         Under the proposed settlement, the class actions would be dismissed and a settlement fund would be created for the members of the proposed class consisting of $3.5 million in cash, which represents proceeds from Versatility's directors' and officers' liability insurance and related recoveries by the Company. In addition, as part of the settlement, an aggregate of 350,000 shares of Versatility Common Stock will be transferred to the Company by certain defendants other than the Company in settlement of the claims against them. Thereafter, the Company will issue 750,000 shares of its Common Stock for the benefit of the proposed plaintiff class, 350,000 shares of which will be in substitution of shares provided by those certain defendants in settlement of the claims against them.

         Since March, 1998 the Company has been responding to informal requests for information from the Commission relating to certain of the Company's financial matters. In May, 1998, the Company was advised by the Commission that it had obtained a formal order of investigation so that, among other matters, it may utilize subpoena powers to obtain information relevant to its inquiry. The Commission has and may in the future utilize its subpoena powers to obtain information from various officers, directors and employees of the Company and from persons not presently associated with the Company. If, after completion of its investigation, the Commission finds that violations of the federal securities laws have occurred the Commission has the authority to order persons to cease and desist from committing or causing such violations and any future violations. The Commission may also seek administrative, civil and criminal fines and penalties and injunctive relief. The Department of Justice has the authority in respect of criminal matters. There can be no assurance as to the timeliness of the completion of the investigation or as to the final result thereof, and no assurance can be given that the final result of the investigation will not have a material adverse effect on the Company. The Company is cooperating fully with the investigation, and has responded and will continue to respond to requests for information in connection with the investigation.

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

    Risks Relating to Year 2000 Issues. The Company believes that its software is substantially year 2000 compliant and currently does not anticipate material expenditures to remedy any year 2000 problems. However, many computer systems were not designed to handle any dates beyond the year 1999, and therefore, many companies will be required to modify their computer hardware and software prior to the year 2000 in order to remain functional. Many enterprises, including the Company's present and potential customers, will be devoting a substantial portion of their information systems spending to resolving this upcoming year 2000 problem, which may result in spending being diverted from network applications, such as the Combined Company's products, over the next two years.

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

    Dependence on Large License Fees and Customer Concentration. A relatively small number of customers have accounted for a significant percentage of the Company's revenue in any given period. In fiscal 1998, the Company's two largest customers accounted for 38.6% of the Company's total revenue, of which, BT accounted for 22.1%. Although the particular customers may change from period to period, the Company expects that large sales to a limited number of customers will continue to account for a significant percentage of its revenue in any particular period for the foreseeable future. Therefore, the loss, deferral or cancellation of an order could have a significant impact on the Company's operating results in a particular quarter. The Company has no long-term contracts with its customers and there can be no assurance that its current customers will place additional orders, or that the Company will obtain orders of similar magnitude from other customers. The loss of any major customer or any reduction, delay in or cancellation of orders by any such customer, or the failure of the Company to market successfully to new customers could have a materially adverse effect on the Company's business, financial condition and results of operations. See "Risks Relating to Cash Flow Levels".

    Quarterly Fluctuations in Revenue and Operating Results. The Company's revenue and operating results have in the past and could continue in the future to fluctuate significantly from quarter to quarter due to a combination of factors, including variations in the demand for the Company's products, the level of product and price competition, the length of the Company's sales process, the size and timing of individual transactions, the mix of products and services sold, the mix of sales through direct and indirect channels, any delay in or cancellation of customer implementations, the Company's success in expanding its customer support organization, direct sales force and indirect distribution channels, the timing of new product introductions and enhancements by the Company or its competitors, the ratio of international to domestic sales, commercial strategies adopted by competitors, changes in foreign currency exchange rates, customers' budgets constraints, and the Company's ability to control costs. In addition, a limited number of relatively large customer orders has accounted for and is likely to continue to account for a substantial portion of the Company's total revenue in any particular quarter. The timing of such orders can be difficult to predict given the average size of the Company's orders and the length of its sales process. The Company has in the past recognized a substantial portion of its revenue in the last month of a quarter. Therefore, the loss, deferral or cancellation of an order could have a significant adverse impact on the Company's revenue and operating results in a particular quarter. Because the Company's operating expense levels are relatively fixed and tied to anticipated levels of revenue, any delay in the recognition of revenue from a limited number of license transactions could cause significant variations in operating results from quarter to quarter. Based upon all of the foregoing, the Company believes that quarter-to-quarter comparisons of its results of operations are not necessarily meaningful and such comparisons should not be relied upon as indications of future performance. It is also likely that the Company's future quarterly operating results in any given period will not meet the expectations of market analysts or investors, which could have an adverse effect on the price of the Company's Common Stock.

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

    International Operations. Revenue from sales outside the United States in fiscal 1996, 1997 and 1998 accounted for approximately 40.8%, 54.6% and 39.0%, respectively, of the Company's total revenue. International operations are subject to inherent risks, including the impact of possible recessionary environments in economies outside the United States, changes in demand for the Company's products resulting from fluctuations in exchange rates, unexpected changes in legal and regulatory requirements including those relating to telemarketing activities, changes in tariffs, seasonality of sales, costs of localizing products for foreign markets, longer accounts receivable collection periods and greater difficulty in accounts receivable collection, difficulties and costs of staffing and managing foreign operations, reduced protection for intellectual property rights in some countries, potentially adverse tax consequences and political and economic instability. There can be no assurance that the Company will be able to sustain or increase international revenue, or that the factors listed above will not have a material adverse impact on the Company's international operations. While the Company's expenses incurred in foreign countries are typically denominated in the local currencies, revenue generated by the Company's international sales typically is paid in U.S. dollars or British pounds. Although exposure to currency fluctuations to date has been insignificant, there can be no assurance that fluctuations in currency exchange rates in the future will not have a material adverse impact on the Company's international operations. The Company currently does not engage in hedging activities.

    Effective June 1, 1998 the company announced they signed a worldwide distribution agreement with Cincom Systems, Inc.. This non-exclusive agreement includes Cincom's absorption of Versatility's international distribution channels. With the execution of this transaction, Versatility has eliminated all it's direct sales and support presence outside of the U.K.

    Competition. The market for the Company's products is intensely competitive, highly fragmented and subject to rapid change. Because the Company offers multiple applications which can be purchased separately or integrated as part of the Versatility Series, the Company competes with a variety of companies depending on the target market for their applications software products. The Company's principal competitors in the customer interaction software market are Information Management Associates, Inc., Scopus Technology, Inc. and The Vantive Corporation. For installations where telephony functions are of prime importance, competitors include Davox Corporation, Early Cloud and Company (a division of IBM) and EIS International, Inc. The Company also competes with third party professional service organizations that develop custom software and with the information technology departments of potential customers, which develop applications internally. Among the Company's potential competitors are also a number of large hardware and software companies that may develop or acquire products that compete with the Company's products. Increased competition is likely to result in price reductions, reduced operating margins and loss of market share, any of which could materially adversely affect the Company's business, financial condition and results of operations. Many of the Company's current and potential competitors have significantly greater financial, technical, marketing and other resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of products than can the Company. The delisting of the Company's Common Stock from The Nasdaq Stock Market and the Company's current financial condition could also impair the Company's ability to compete. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, financial condition and results of operations.

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

    The Company has entered into agreements with a number of its customers requiring the Company to place its source code in escrow. These escrow agreements typically provide that these customers have a limited, non-exclusive right to use such code in the event that there is a bankruptcy proceeding by or against the Company, if the Company ceases to do business or if the Company fails to meet its support obligations. Entering into such agreements may increase the likelihood of misappropriation by third parties.

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

    Since February 1998, the Company has replaced substantially all of its senior management. The Company's current President and Chief Operating Officer and current Chief Financial Officer joined the Company in February 1998, together with the new Senior Vice President of Operations. The Company's former President, Chairman and Chief Executive Officer resigned from all positions with the Company and the former Chief Financial Officer and Vice President in charge of sales have also left the Company.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Company's consolidated financial statements, together with related notes and the independent auditors' report of Deloitte & Touche LLP are set forth on the pages indicated in Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

    Certain information required by Part III is omitted from this Annual Report on Form 10-K since such information will be provided in the Company's Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Proxy Statement"), not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    (a) Executive Officers

        The information required by this Item is incorporated by reference to the information set forth under the caption "Occupation of Directors and Executive Officers" in the Proxy Statement.

    (b) Directors

        The information required by this Item is incorporated by reference to the information set forth under the caption "Occupation of Directors and Executive Officers" in the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this Item is incorporated by reference to the information set forth under the caption "Compensation and Other Information Concerning Directors and Officers" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item is incorporated by reference to the information set forth under the caption "Management and Principal Holders of Voting Securities" in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item is incorporated by reference to the information set forth under the caption "Certain Relationships and Related Transactions" in the Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

    (a) The following documents are filed as part of this Report:

        1. Financial Statements

         Page
         ----
        Independent Auditors' Report...................................................    F-2
        Consolidated Balance Sheets....................................................    F-3
        Consolidated Balance Sheets....................................................    F-4
        Consolidated Statements of Operations..........................................    F-5
        Consolidated Statements of Cash Flows..........................................    F-6
        Consolidated Statements of Changes in Stockholders' Equity.....................    F-7
        Notes to Consolidated Financial Statements.....................................    F-8

        2.    Financial Statement Schedule

             Schedule II - Valuation and Qualifying Accounts for the years
             ended April 30, 1996, 1997 and 1998.......................................   F-21

         3.    Exhibits

             Exhibit Number                  Description of Exhibit
             --------------                  ----------------------
             23.1                            Consent of Deloitte & Touche LLP

    (b) Reports on Form 8-K:

        A Current Report on Form 8-K was filed with the Securities and Exchange Commission on March 17, 1998, reporting under Item 5, that (i) the Company would not file its Quarterly Report on Form 10-Q for the third quarter on time, (ii) the Company expected to restate its earnings for fiscal 1997 and the first two quarters of 1998, (iii) that previously issued financial statements for fiscal 1997 and the first two quarters of 1998, (iii) that previously issued financial statements for fiscal 1997 and interim periods for fiscal 1998 should not be relied upon, (iv) Ronald Charnock had resigned as Chairmen, Chief Executive Officer and a Director of the Company and (v) Paul Zoukis, recently appointed President and Chief Operating Officer, had been elected to the Board of Directors.

    (c)  Exhibits

        See (a) above

    (d)  Financial Statement Schedules

        See (a) above

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      VERSATILITY INC.



Dated:   July 28, 1998                By:  /s/
                                           ________________________________
                                           Paul J. Zoukis
                                           President and Chief Operating Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

SIGNATURE                              TITLE                                                   DATE
---------                              -----                                                   ----
/s/ Paul J. Zoukis            President and Chief Operating Officer                        July 28, 1998
________________________
Paul J. Zoukis


/s/ Kenneth T. Nelson         Chief Financial Officer (Principal Financial                 July 28, 1998
________________________      Accounting Officer)
Kenneth T. Nelson


/s/ Thomas A. Smith                    Director                                            July 28, 1998
________________________
Thomas A. Smith



/s/ Charles A. Johnson                 Director                                            July 28, 1998
________________________
Charles A. Johnson



/s/ Paul J. Palmer                     Director                                            July 28, 1998
________________________
Paul J. Palmer

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                VERSATILITY INC.

                                                                                                                          Page
                                                                                                                          ----
Independent Auditors' Report.........................................................................................     F-2
Consolidated Balance Sheets at April 30, 1997 and 1998...............................................................     F-3
Consolidated Statements of Operations for the years ended April 30, 1996, 1997 and 1998..............................     F-5
Consolidated Statements of Cash Flows for the years ended April 30, 1996, 1997 and 1998..............................     F-6
Consolidated Statements of Changes in Stockholders' Equity for the years ended April 30, 1996, 1997 and 1998.........     F-7
Notes to Consolidated Financial Statements...........................................................................     F-8

                          INDEPENDENT AUDITORS' REPORT

Board of Directors of Versatility Inc.:

    We have audited the accompanying consolidated balance sheets of Versatility Inc. and its subsidiaries (the "Company") as of April 30, 1997 and 1998, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended April 30, 1998. Our audits also included the financial statement schedules listed in the index at Item 14(a)2. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Versatility Inc. and its subsidiaries at April 30, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant losses and used significant amounts of cash in operating activities during the fiscal years ended April 30, 1997 and 1998. In addition, the Company has negative working capital and is not in compliance with the terms of its credit facility, and is defending itself in several legal proceedings (see Note 6). These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note
1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.







DELOITTE & TOUCHE LLP


Washington, DC
July 27, 1998

                       VERSATILITY INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                April 30,      April 30,
                                                  1997           1998
                                                  ----           ----
                                     ASSETS
    Current assets:
         Cash and cash equivalents..........  $18,825,764      $5,591,067
         Short-term investments.............    6,039,255         565,938
         Accounts receivable, net of
           allowance for doubtful accounts
           of $909,501 and $871,389.........    5,844,987       3,681,293
         Prepaid expenses...................                      632,511
                                                  575,144
         Inventory..........................       18,880              --
         Related party receivables..........      153,381          94,421
         Note receivable-related party......      519,305              --
         Note receivable-non/related party..           --         200,000
         Income taxes receivable............           --       2,003,278
                                              -----------     -----------
              Total current assets..........   31,976,716      12,768,508
                                              -----------     -----------
    Other assets:
         Income taxes receivable............    1,530,000              --
         Deposits...........................      187,650         289,689
         Prepaid Expenses...................      259,755          37,107
         Investments........................    1,433,464              --
         Assets held for sale...............      508,210              --
         Purchased software, net of
           accumulated amortization of
           $42,098 and $89,890..............      177,136         168,230
                                              -----------     -----------
              Total other assets............    4,096,215         495,026
                                              -----------     -----------
    Property and equipment:
         Computers.........................     1,168,246       2,400,222
         Office furniture and equipment....       665,597         932,774
         Leasehold improvements............       206,402         416,881
         Capital leases....................       652,533         744,883
                                              -----------     -----------
                                                2,692,778       4,494,760
    Less: accumulated depreciation
            and amortization...............    (1,675,749)     (2,212,113)
                                              -----------     -----------
              Net property and equipment...     1,017,029       2,282,647
                                              -----------     -----------
    Total..................................   $37,089,960     $15,546,181
                                              ===========     ===========



              See notes to the consolidated financial statements.

                       VERSATILITY INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                April 30,          April 30,
                                                                  1997                1998
                                                               -----------        ----------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable..................................        $  1,590,962        $2,277,692
     Accrued liabilities...............................           2,337,034         2,995,756
     Related party payables............................              28,030            10,240
     Income taxes payable..............................             104,777                --
     Capital lease payable.............................              38,900            27,252
     Line of credit....................................           2,692,997         5,294,203
     Deferred revenue..................................           1,788,037         2,928,048
                                                                -----------       -----------
          Total current liabilities....................           8,580,737        13,533,191
                                                                -----------       -----------

Long-term liabilities:
     Capital lease payable, less current maturities....              24,611            73,243
     Deferred rent.....................................             316,360           397,006
                                                                -----------       -----------
          Total other liabilities......................             340,971           470,249
                                                                -----------       -----------
          Total liabilities............................           8,921,708        14,003,440
                                                                -----------       -----------
Commitments and Contingencies (Notes 1 and 6)

Stockholders' equity:
     Preferred stock, $.01 par value
       2,000,000 shares authorized, no shares issued
       or outstanding at April 30, 1997 and 1998
     Common stock, par value $.01 --
       20,000,000 shares authorized,
       7,297,365 shares issued and
       outstanding at April 30, 1997;
       7,581,380 shares issued and
       outstanding at April 30, 1998...................              72,974            75,814
     Additional paid-in capital........................          34,349,298        34,793,862
     Foreign currency translation adjustments                       (83,880)         (130,870)
     Accumulated deficit...............................          (6,170,140)      (33,196,065)
                                                                -----------       -----------
          Stockholders' equity.........................          28,168,252         1,542,741
                                                                -----------       -----------
Total..................................................         $37,089,960       $15,546,181
                                                                ===========       ===========


              See notes to the consolidated financial statements.

                       VERSATILITY INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     Year Ended April 30,
                                                              1996            1997             1998
                                                          -----------     -----------      ------------
          Revenue:
              License revenue..........................   $10,345,323     $10,254,344      $  9,305,989
              Service and maintenance revenue..........     6,189,949       8,054,268         9,846,567
                                                          -----------     -----------      ------------
                   Total revenue.......................    16,535,272      18,308,612        19,152,556
                                                          -----------     -----------      ------------
          Cost of revenue:
              License revenue..........................       573,329       1,098,434         3,545,647
              Service and maintenance revenue..........     4,266,984       5,867,917        13,345,416
                                                          -----------     -----------      ------------
                   Total cost of revenue...............     4,840,313       6,966,351        16,891,063
                                                          -----------     -----------      ------------
          Gross margin.................................    11,694,959      11,342,261         2,261,493
                                                          -----------     -----------      ------------
          Operating expenses:
              Selling, general and administrative......     7,769,751      16,750,776        22,247,006
              Research and development.................     2,073,797       2,891,889         4,393,139
              Litigation settlements and related costs.            --              --         2,522,930
              Depreciation and amortization............       161,346         280,682           580,159
              Write off of capitalized software........       829,026              --                --
                                                          -----------     -----------      ------------
                   Total operating expenses............    10,833,920      19,923,347        29,743,234
                                                          -----------     -----------      ------------
          Income (loss) from operations................       861,039      (8,581,086)      (27,481,741)
          Interest income (expense), net...............         3,140         403,989           455,816
                                                          -----------     -----------      ------------
          Income (loss) before provision for  income
          taxes........................................       864,179      (8,177,097)      (27,025,925)
          Provision (benefit) for income taxes.........       207,309        (322,824)               --
                                                          -----------     -----------      ------------
          Net income (loss)............................   $   656,870     $(7,854,273)     $(27,025,925)
                                                          ===========     ===========      ============

          Dividends accreted on preferred stock........   $   (88,000)    $  (176,000)               --
                                                          -----------     -----------      ------------
          Net income (loss) available (attributed) to
            common shareholders........................   $   568,870     $(8,030,273)     $(27,025,925)
                                                          ===========     ===========      ============
          Basic income (loss) per share................   $      0.14     $     (1.53)     $      (3.62)
                                                          ===========     ===========      ============
          Diluted income (loss) per share..............   $      0.14     $     (1.53)     $      (3.62)
                                                          ===========     ===========      ============
          Weighted average common and common
          equivalent shares outstanding - basic and
          diluted......................................     4,000,000       5,241,621         7,461,101
                                                          ===========     ===========      ============


              See notes to the consolidated financial statements.

                       VERSATILITY INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Year Ended April 30,
                                                                   ----------------------------------------
                                                                       1996            1997           1998
                                                                   -----------      -----------    -----------
         Cash flows from operating activities:
             Net income (loss).................................    $   656,870    $  (7,854,273)  $(27,025,925)
             Adjustments to reconcile net income (loss) to.....

         Net cash provided by operating activities:
                 Depreciation..................................        149,846          250,084        487,245
                 Amortization..................................         11,500           30,598         49,119
                 Loss on equity investments....................            989                6             --
                 Deferred income taxes.........................       (208,291)        (119,163)            --
                 Write-off of capitalized software.............        829,026               --             --
                 Changes in assets and liabilities:
                     Accounts receivable, net..................     (4,284,630)        (174,484)     2,163,694
                     Prepaid expenses..........................       (617,089)        (192,854)       165,281
                     Inventory.................................          7,356          (18,880)        18,880
                     Related party receivables.................         34,016          (36,160)        58,960
                     Notes Receivable - Non Related Party......             --               --       (200,000)
                     Deposits..................................        (80,304)         (29,815)      (102,039)
                     Accounts payable..........................        (65,710)         766,217        686,730
                     Accrued liabilities.......................        641,578          943,381        658,722
                     Related party payables....................        (82,775)          24,587        (17,790)
                     Income taxes payable/receivable...........        (92,264)      (1,781,726)      (578,055)
                     Deferred rent.............................         67,893           94,461         80,646
                     Deferred revenue..........................         96,594        1,503,337      1,140,011
                                                                   -----------      -----------    -----------
                         Net cash used in operating activities.     (2,935,395)      (6,594,684)   (22,414,521)
                                                                   -----------      -----------    -----------
         Cash flows from investing activities:
            Purchase of investments............................             --       (7,472,719)            --
            Proceeds from sale of investments..................             --               --      6,906,781
            Purchase of property and equipment and
              assets held for sale.............................       (235,310)      (1,249,013)    (1,293,772)
            Purchased software.................................       (115,000)        (104,234)       (38,886)
            Related party note receivable......................             --         (516,174)       519,305
                                                                   -----------      -----------    -----------
                   Net cash (used in) provided by investing
                      activities...............................       (350,310)      (9,342,140)     6,093,428

         Cash flows from financing activities:
             Borrowings under line of credit...................        800,772        4,807,215      3,005,339
             Payments under line of credit......................            --       (2,914,990)      (404,133)
             Proceeds from sale of preferred stock, net.........     3,473,293               --             --
             Proceeds from sale of common stock, net............            --       30,644,979        447,404
             Principal payments under note payable..............       (35,250)              --             --
             Principal payments under capital leases............       (20,731)         (37,320)       (54,866)
                                                                   -----------      -----------    -----------
                   Net cash provided by financing
                      activities................................     4,218,084       32,499,884      2,993,744
                                                                   -----------      -----------    -----------
         Effect of exchange rate changes on cash................       (66,311)         (17,569)        92,652
                                                                   -----------      -----------    -----------
         Net increase (decrease) in cash and cash equivalents...       866,068       16,545,491    (13,234,697)
         Cash and cash equivalents, beginning of period.........     1,414,205        2,280,273     18,825,764
                                                                   -----------      -----------    -----------
         Cash and cash equivalents, end of period...............   $ 2,280,273      $18,825,764    $ 5,591,067
                                                                   ===========      ===========    ===========
         Supplemental disclosures of cash flow information:
             Interest paid......................................   $    27,732      $   160,061    $   323,265
                                                                   ===========      ===========    ===========
             Income taxes paid..................................   $   506,490      $ 1,262,161             --
                                                                   ===========      ===========    ===========


              See notes to the consolidated financial statements.

                       VERSATILITY INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                               Number of                                 Foreign
                                               Shares of                  Additional     Currency         Retained
                                               Common        Common       Paid-in        Translation      Earnings
                                               Stock         Stock        Capital        Adjustment       (Deficit)      Total
                                               ---------     ------       ----------     -----------      ---------      -----
  Balance, May 1, 1995.......................  4,000,000    $40,000           --         $     --        $1,291,263   $1,331,263
    Foreign currency translation adjustments          --         --           --          (66,311)               --      (66,311)
    Accretion of dividends on redeemable
    preferred stock..........................         --         --           --               --           (88,000)     (88,000)
    Net income...............................         --         --           --               --           656,870      656,870
                                               ---------    -------   -----------     -----------      ------------  -----------
  Balance, April 30, 1996....................  4,000,000     40,000            --         (66,311)        1,860,133    1,833,822
    Conversion of redeemable preferred
    stock....................................    992,061      9,921    $3,727,372              --                --    3,737,293
    Issuance of common stock related to
    public offering..........................  2,275,364     22,754    30,598,273              --                --   30,621,027
    Issuance of common stock related to
    exercise of stock options................     29,940        299        23,653              --                --       23,952
    Foreign currency translation admustments.         --         --            --         (17,569)               --      (17,569)
    Accretion of dividends on redeemable
    preferred stock..........................                    --            --              --          (176,000)    (176,000)
    Net loss ................................         --         --            --              --        (7,854,273)   7,854,273)
                                               ---------    -------   -----------     -----------      ------------  -----------
  Balance, April 30, 1997....................  7,297,365     72,974    34,349,298         (83,880)       (6,170,140)  28,168,252
    Issuance of common stock related to
    exercise of stock options and purchases
    under the employee stock purchase plan...    284,015      2,840       444,564              --                --      447,404
    Foreign currency translation adjustments          --         --            --         (46,990)               --      (46,990)
    Net loss.................................         --         --            --              --       (27,025,925) (27,025,925)
                                               ---------    -------   -----------     -----------      ------------  -----------
  Balance, April 30, 1998....................  7,581,380    $75,814   $34,793,862     $  (130,870)     $(33,196,065) $ 1,542,741
                                               =========    =======   ===========     ===========      ============  ===========


              See notes to the consolidated financial statements.

                       VERSATILITY INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                   Years Ended April 30, 1996, 1997 and 1998

     Versatility Inc. (the "Company") was incorporated as National Political Resources, Inc., in the District of Columbia in 1981 and merged into NPRI, Inc., a Virginia corporation, in July 1991. In January 1996, NPRI, Inc. reincorporated in Delaware. The Company changed its name to Versatility Inc. in June 1996.

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

         As shown in the financial statements, during the years ended April 30, 1998 and 1997, the Company incurred losses of $27.0 million and $7.9 million, respectively. As of April 30, 1998, the Company's current liabilities exceeded current assets by $765,000. The Company believes that its cash on hand and cash flow from anticipated operating activities may not be sufficient to meet its ongoing obligations through the second quarter of fiscal 1999. Additionally, certain lawsuits have been filed against the Company (see Note 6) and the National Association of Securities Dealers ("NASD") suspended trading of the Company's common stock on the NASDAQ National Market, and removed the Company's common stock from listing on the National Market (see Note 6). Additionally, the Company expects to incur significant amounts to defend the lawsuits filed against the Company. As discussed in Note 5, subsequent to April 30, 1998, the Company was not in compliance with certain covenants in its line of credit. These factors among others may indicate that the Company will be unable to continue as a going concern.

         The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms and covenants of its financing agreement, to obtain additional financing or refinancing as may be required, and ultimately to attain successful operations.

         In addition to maintaining continuing contacts with the Company's customers, management is continuing its efforts to obtain additional funding, explore strategic alternatives, including a sale of the Company and reduce costs so that the Company can meet its obligations and sustain operations. While significant cost cutting measures have been initiated, there can be no assurance that the Company will have cash flows sufficient to meet its ongoing obligations. As discussed in Note 5, the Company entered into an amended loan agreement effective April 30, 1998. Subsequent to April 30, 1998, the Company was not in compliance with the amended credit agreement. The Company is reviewing its strategic alternatives, which include additional capital raising activities and evaluating potential corporate partners. If the Company is unable to obtain additional financing sufficient to meet its operating needs, the Company will be required to significantly reduce the scope of its operations, which would have a material adverse effect on the Company's business.

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

    Investments -- The Company accounts for investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). Under SFAS 115, the investments are reported at amortized cost and are classified as available for sale. Fair value, which is based on quoted market prices, approximates carrying value. At April 30, 1996, the Company had no investments.

    As of April 30, 1998, the Company's investments consisted of the following:

                                                       Maturity of Securities
                                                       ----------------------
                                Amortized     Within One     One to Five   Five to Ten
                                Cost Basis        Year          Years         Years
                                ----------     -----------    ---------      ---------
       Treasury notes........   $       --     $        --    $      --     $       --
       Municipal bonds.......      565,938         298,501    $      --        267,437
       Corporate bonds.......           --              --           --             --
                                ----------     -----------    ---------      ---------
                                $  565,938     $   298,501           --      $ 267,437
                                ==========     ===========    =========      =========

    Inventory -- Inventory consists of miscellaneous marketing collateral and is stated at the lower of cost or market, on a first-in, first-out basis. During FY98, the company wrote off its inventory as a result of its significantly reduced operations.

    Capitalized Software -- During the development of the Versatility Series software, the Company capitalized its development costs in compliance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." The amount of software capitalized totaled $995,000 and, beginning in November 1994, was amortized over three years on a straight-line basis. In connection with two major implementations of the Versatility Series product in July 1995, the Company decided to add features and functions to the product that were substantially different than those included in the software as originally capitalized. Management determined that these features and functions substantially altered the content of the product, effectively eliminating any remaining useful life of the capitalized asset. Accordingly, the Company wrote off the remaining asset of $829,000 in the first quarter of fiscal 1996.

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

    Impairment of Long-Lived Assets -- The Company reviews its long-lived assets, including property and equipment and intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. In performing an evaluation of recoverability, the estimated future undiscounted net cash flows of the assets are compared to the assets' carrying amount to determine if a write down is required.

    Deferred Rent -- Deferred rent represents the effects of certain rent concessions that are amortized over the life of the lease on a straight-line basis.

    Redeemable Preferred Stock -- The Company accreted the increase in the redemption value of its Series A preferred stock through a charge to retained earnings through December 13, 1996, when the Series A preferred stock was converted to common stock.

    Loss Contingencies -- Accruals for loss contingencies are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Accruals are recorded for all costs associated with the settling of certain contingencies (see Note 6). Insurance and other third party recoveries are recorded when realization is probable based on agreements with such parties.

    Currency Translation -- Assets and liabilities of the Company's foreign operations are translated into U.S. dollars at the exchange rate in effect at the balance sheet date and revenues and expenses are translated at average rates in effect during the period. The unrealized currency translation adjustment is reflected as a separate component of stockholders' equity on the balance sheet.

    Revenue Recognition -- The Company's revenue is derived principally from two sources: (i) product license fees for the use of the Company's software products and (ii) service fees for implementation, maintenance, consulting and training related to the Company's software products. The Company's contracts with its customers often involve significant customization and installation obligations. In these situations, license revenue is recognized based on the percentage of completion method, which is based on the achievement of certain performance milestones as defined in the contracts. When the Company is under no obligation to install or customize the software, license revenue is recognized upon shipment, as long as collection of cash is probable. Service revenue for implementation, consulting services and training is generally recognized as the services are performed. Revenue from maintenance services is recognized ratably over the term of the service agreement. Amounts received in advance of revenue recognition are classified as deferred revenues. An allowance for doubtful accounts receivable has been recorded, which is considered adequate to absorb currently estimated bad debts and disputed amounts in these account balances.

    Revenue from hardware sales relating to the implementation of the Company's VAX/VMS application is included in license revenue. These hardware sales were $1.0 million, $767,000 and $1.4 million for the years ended April 30, 1996, 1997 and 1998, respectively. Revenue from the sale of hardware is recorded based on shipping to the customer.

    In October 1997, the AICPA issued SOP 97-2, "Software Revenue Recognition," which provides guidance in applying generally accepted accounting principles in recognizing revenues on software transactions and supercedes SOP 91-1. The provisions of SOP 97-2 are effective for the Company for transactions entered into after April 30, 1998. SOP 97-2 requires revenues earned on software arrangements involving multiple elements to be allocated to each element based on vendor specific objective evidence of the relative fair values of the elements. If a vendor does not have evidence of the fair value for all elements in a multiple-element arrangement, all revenue from the arrangement is deferred until such evidence exists or until all elements are delivered. In addition, SOP 97-2 requires that the Company have an executed software license agreement, the license fee be fixed and determinable and collection deemed probable by management in order to record software license revenue. The Company currently believes the adoption of SOP 97-2 will not have a material impact on its consolidated results of operations or financial position; however, because implementation guidelines for this standard have not yet been issued and a wide range of potential interpretations are being discussed by the accounting profession, there can be no assurance that

SOP 97-2 will not have a material impact on the Company's consolidated results of operations or financial position. In March 1998, the AICPA issued SOP 98-4 which defers the effective date of a provision of SOP 97-2. This provision currently has no material impact to the Company.

    Income Taxes -- The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires, among other things, using the liability method of computing deferred income taxes. A valuation allowance is provided when realization of deferred tax debits does not appear probable.

    Net Income (loss) Per Share -- During fiscal 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 requires the presentation of basic income per share and, for companies with potentially dilutive securities, such as options, diluted income per share. Basic income per share is computed using the weighted average number of shares of common stock outstanding. Diluted income per share is computed using the weighted average number of shares of common stock and, when dilutive, common equivalent shares from options to purchase common stock using the treasury stock method. The following table sets forth the computation of basic and diluted income per share:

                                                                          Year Ended April 30,
                                                                          --------------------
                                                          1996                 1997                   1998
                                                          ----                 ----                   ----
    Weighted average common shares                     4,000,000             5,241,621              7,461,101
    Dilutive potential common shares                          --                    --                     --
                                                      ----------          ------------         --------------
    Shares used in diluted share computation           4,000,000             5,241,621              7,461,101
    Net income (loss) available (attributable)
      to common shareholders                          $  568,870           ($8,030,273)          ($27,025,925)
    Basic income (loss) per share                     $     0.14          $      (1.53)        $        (3.62)
    Diluted income (loss) per share                   $     0.14          $      (1.53)        $        (3.62)


    The dilutive effect of options for -0-, 720,387 and 629,970 shares and convertible preferred stock for 992,061, 992,061 and 0 shares has not been considered in the computation of diluted income (loss) per share in fiscal 1996, 1997 and 1998 because such shares would be anti-dilutive. In applying the treasury stock method, for options outstanding during fiscal 1996, the estimated average fair value per share approximated the exercise price for all options. As a result, there is no dilutive effect of the options for fiscal 1996.

    Non-cash Transactions -- The Company acquired $47,544, $0 and $91,850 of equipment through capital leases during fiscal 1996, 1997 and 1998, respectively.

    Concentration of Credit Risk -- Financial instruments which potentially subject the Company to a concentration of credit risk principally consist of accounts receivable. In fiscal 1996, two customers accounted for 25.7% and 22.2%, of the Company's total revenue, respectively. In fiscal 1997, two customers accounted for 34.6% and 10.4% of the Company's total revenue, respectively, and in fiscal 1998, two customers accounted for 22.1% and 16.5%, respectively. As of April 30, 1997 and 1998, 60.7% and 43.7% of accounts receivable was concentrated with three customers. The Company does not require collateral on accounts receivable as the majority of the Company's customers are large, well established companies. The Company provides reserves for estimated credit losses.

    Stock Based Compensation -- The Company grants stock options for a fixed number of shares to employees with an exercise price not less than the estimated fair value of the shares as determined by the Board of Directors (prior to the initial public offering) or the market price of the stock at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees". In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), was issued, which is effective for fiscal years beginning after December 15, 1995. As permitted by SFAS 123, the Company accounts for stock-based compensation in accordance with APB Opinion No. 25 and, accordingly, recognizes compensation expense for stock option grants only when the exercise price is less than the fair value of the shares at the date of grant. Pro forma net income and pro forma earnings per share disclosures are provided for employee stock option grants made in fiscal 1998 as if the fair-value-based method defined in SFAS 123 had been applied (see Note 7).

    Reclassifications -- Certain amounts previously reported have been reclassified to conform with current year presentation.

    New Accounting Pronouncements -- In June 1997, SFAS No. 130, "Reporting Comprehensive Income," was issued and requires that all items which meet the definition of comprehensive income be reported for the period in which they are recognized. Comprehensive income includes changes in the balances of items that are reported directly in a separate component of stockholders' equity on the consolidated balance sheets, such as foreign currency translation adjustments and unrealized gains or losses on available-for-sale securities. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and the Company will make the disclosures required by SFAS No. 130 in the first quarter of fiscal 1999.

In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued and requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis used internally for evaluating segment performance and resource allocation. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997; however, disclosure is not required in interim financial statements in the initial year of adoption. Accordingly, the Company will make the required disclosures for the fiscal year ending April 30, 1999. The Company is still determining the effect of adopting SFAS No. 131; however, management does not anticipate that it will have a material impact.

In March 1998, the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The provisions of SOP 98-1 require that certain costs to develop or obtain internal use software be capitalized. SOP 98-1 is effective for fiscal years beginning after December 1998 and will be effective for the Company beginning May 1999. The Company is still determining the effect of adopting SOP 98-1; however, management does not anticipate that it will have a material impact on the Company's consolidated results of operations or financial position.


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

                                                Versatility    Intercompany     Consolidated
                                   Company      (UK) Limited     Royalties         Amounts
                                   -------      ------------   ------------     ------------
      Net Sales...............      $6,688,983    $2,530,343  $    (571,361)      $8,647,965
      Income from operations..         191,137       344,775             --          535,912

3.  RELATED PARTY TRANSACTIONS

    Related Party Receivables -- The Company has the following current receivables from related parties or affiliated entities at April 30, 1997 and 1998 as follows:

                                                       April 30,

                                                  1997          1998
                                               ----------    -------
         Stockholder/Officer loan............   $117,755    $  113,045
         Other...............................     35,626        94,421
                                                ----------  ----------
                                                  153,381      207,466
         Reserve                                       --     (113,045)
                                               ----------   -----------
                                                $ 153,381   $   94,421
                                                =========   ==========

    The stockholder/officer loan accrues interest at the prime rate. The loans and any interest accrued thereunder is payable on the earliest of (i) demand and
(ii) November 6, 1997. Included in the stockholder/officer loan for fiscal 1997 and 1998 is $4,740 and $14,319, respectively, of accrued interest. The stockholder/officer loan was not paid as of November 6, 1997 and went into default during the third quarter of fiscal year 1998. During the fourth quarter of fiscal 1998, the officer resigned from the Company. A reserve was established during the third quarter of fiscal 1998 due to the uncertainty of collection.

    The Company leased office space from Serenity Real Properties Limited Partnership (the "Partnership"). The limited partners are stockholders in the Company and the Company was the general partner. Rent expense paid to the Partnership for fiscal 1996, 1997 and 1998 was $120,000, $50,000 and $0 respectively.

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

4.  ACCRUED LIABILITIES

    Accrued liabilities consisted of the following as of April 30, 1997 and 1998:

                                                                April 30,
                                                       ------------------------
                                                           1997         1998
                                                       ------------  ----------
      Accrued commissions and salaries...............  $   511,676   $  360,453
      Accrued bonuses................................      362,467           --
      Accrued payroll taxes and withholdings.........      195,001      113,932
      Accrued vacation...............................      289,034      259,399
      Sales, use and other taxes payable.............      654,788      475,498
      Class action settlement and related costs                 --    1,465,000
      Other..........................................      324,068      321,474
                                                       -----------   ----------
                                                       $ 2,337,034   $2,995,756
                                                       ===========   ==========

Included in accrued liabilities at April 30, 1998 are amounts accrued for employee severance costs of approximately $450,000.

5.  LINE OF CREDIT

    On August 28, 1996, the Company obtained a $2.5 million operating line of credit from a bank for financing accounts receivable and working capital and a $1.0 million equipment line of credit from the same bank to finance acquisitions of property and equipment. These lines of credit expired on August 5, 1997. The Company entered into a new line of credit on October 29, 1997 which provided for a $5 million operating line and a $2 million equipment lease line of credit. The operating and equipment lines of credit accrued interest at the prime rate plus 0.5% and 1.0%, respectively. The weighted average interest rate for fiscal 1996 and 1997 was 9.1% and 9.0%, respectively. The lines of credit were collateralized with a first priority security interest in all assets. The lines of credit have various covenants, including limitations on disposition of assets. The Company also must maintain certain financial ratios and is prohibited from paying cash dividends. The Company was not in compliance with various covenants through April 28, 1998. The amount outstanding under the operating line plus accrued interest at April 30, 1998 was $5.3 million.

    On April 28, 1998, the Company entered into an amendment of the line of credit described above (effective April 30, 1998), which waived all instances of non-compliance and provided for the following terms: the $2.0 million equipment line was canceled and the outstanding balance of $256,703 was transferred to the operating line of credit. The Company permanently paid down the operating line by $1.5 million to $3.8 million, subsequent to April 30, 1998, and agreed not to borrow any additional amounts under the line. Subsequent to April 30, 1998, the Company also issued 100,000 warrants convertible into common stock at an exercise price of $2.50 per share. The line continues to be collateralized by all of the Company's assets. As a further condition, the Company agreed to permanently pay down the line upon receipt of any tax refunds resulting from the Company's net operating loss carrybacks and payments made in the year ended April 30, 1998. It is anticipated that these amounts will total approximately $2.0 million. The line matures on November 5, 1998. The interest rate was increased to prime plus 3.0% on the amendment date. Subsequent to April 30, 1998, the Company was not in compliance with the terms of the amended line of credit agreement.

6.  COMMITMENTS AND CONTINGENCIES

    Operating Leases --The Company leases office space, equipment and automobiles under non-cancellable operating leases expiring through 2004. The leases for office space have abatements that range from two to six months and scheduled annual rent escalations of approximately 3%. None of the equipment or automobile agreements contain unusual renewal or purchase options. Total rent expense for the years ended April 30, 1996, 1997 and 1998 was $876,093, $1.4 million and $2,264,610, respectively.

    As of April 30, 1998, future minimum lease payments for the operating leases are as follows:

     Years Ending April 30,
         1999..........................................     1,345,342
         2000..........................................     1,241,709
         2001..........................................     1,047,124
         2002..........................................       794,985
         2003..........................................       818,508
         Thereafter....................................     1,306,725
                                                           ----------
         Total.........................................    $6,554,393
                                                           ==========

    Capital Leases -- The Company is obligated under capital leases for various office equipment. As of April 30, 1998, future minimum lease payments for the capital leases are as follows:

     Years Ending April 30,
          1999..............................................     29,793
          2000..............................................     33,147
          2001..............................................     36,879
          2002..............................................     11,056
          2003..............................................          0
                                                             ----------
          Total.............................................    110,875
          Less: interest....................................    (10,380)
                                                             ----------
          Present value of future minimum lease payments.... $  100,495
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

         Between March 6, 1998 and April 8, 1998 the Company and certain of its current and former officers and directors, among others, were sued in various putative securities class action cases filed in the United States District Court for the Southern District of New York and the United States District Court for the Eastern District of Virginia, as follows: Thomas Esposito, et al, v. Versatility, Inc. et al. (S.D.N.Y.); Thomas K. Doyle v. Versatility, Inc. et al. (E.D. Va); and Steven Bowen v. Versatility, Inc. et al. (S.D.N.Y.) (together "the putative class actions"). Collectively, the putative class actions asserted claims under Sections 11, 12(2), and 15 of Securities Act of 1933 and Section 10(b) and 20(a) of the Securities Exchange Act of 1934 for alleged misrepresentations and omissions in connection with the SEC public filings and other public statements made by the Company. Among other allegations, each of the putative class actions alleged that the Company misrepresented its financial results and its accounting practices during the period of December 12, 1996 through March 12, 1998 including in the Company's IPO Prospectus. The complaints in certain of the putative class actions also asserted, among other allegations, that the Company and certain of other defendants made misrepresentations in the IPO Prospectus and thereafter regarding the performance capabilities of the Company's CallCenter product.

         Versatility reached a settlement in principle with the plaintiffs in all six putative securities class action lawsuits currently pending against the Company on July 9, 1998. The settlement in principle is conditioned upon the execution and filing with the Court of a definitive agreement of settlement and final Court approval.

         Under the proposed settlement, the class actions would be dismissed and a settlement fund would be created for the members of the proposed class consisting of $3.5 million in cash, which represents proceeds from Versatility's directors' and officers' liability insurance and related recoveries by the Company. In addition, as part of the settlement, an aggregate of 350,000 shares of Versatility Common Stock will be transferred to the Company by certain defendants other than the Company in settlement of the claims against them. Thereafter, the Company will issue 750,000 shares of its Common Stock for the benefit of the proposed plaintiff class, 350,000 shares of which will be in substitution of shares provided by those certain defendants in settlement of the claims against them. The Company has accrued liabilities of approximately $1.5 million (net of third party recoveries) at April 30, 1998 related to the settlement.

         Since March, 1998 the Company has been responding to informal requests for information from the Commission relating to certain of the Company's financial matters. In May, 1998, the Company was advised by the Commission that it had obtained a formal order of investigation so that, among other matters, it may utilize subpoena powers to obtain information relevant to its inquiry. The Commission has and may in the future utilize its subpoena powers to obtain information from various officers, directors and employees of the Company and from persons not presently associated with the Company. If, after completion of its investigation, the Commission finds that violations of the federal securities laws have occurred the Commission has the authority to order persons to cease and desist from committing or causing such violations and any future violations. The Commission may also seek administrative and criminal fines and penalties and injunctive relief. The Department of Justice has the authority in respect of civil and criminal matters. There can be no assurance as to the timeliness of the completion of the investigation or as to the final result thereof, and no assurance can be given that the final result of the investigation will not have a material adverse effect on the Company. The Company is cooperating fully with the investigation, and has responded and will continue to respond to requests for information in connection with the investigation.

         A former employee had sued the Company for approximately $1,200,000 for alleged breaches of contract amongst other claims. This action was settled as of April 30, 1998 by execution of a written settlement agreement and mutual general release whereby the Company agreed to pay $120,000 ($50,000 immediately and $70,000 in seven equal monthly installments). The settlement was accrued as of April 30, 1998.

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

   (bullet) A former customer is seeking damages in excess of $1,000,000 for alleged breaches of contract and warranties, as well as alleged misrepresentations. On April 16, 1998, the Company filed a response denying the allegations and counter-claiming for damages in excess of $400,000 for breach of contract. This matter is currently in the discovery stage. The Company intends to vigorously defend this case. The outcome of this matter cannot be ascertained at this time.

   (bullet) A customer of a Versatility reseller has sued for damages for an amount not less than $1,000,000. In December 1997, the District Court dismissed the action. In February 1998, essentially the same claim was made in a different District Court. The outcome of this matter cannot be ascertained at this time.

7.  BENEFIT PLANS

    401(k) Plan. The Company has a savings and investment plan (the "Plan") which covers employees of the Company and that qualifies under section 401(k) of the Internal Revenue Code. All full-time employees who are at least 21 years old and have completed at least six months of service are eligible to participate. Under the terms of the Plan, employees may defer a portion of their salaries as employee contributions. A discretionary corporate contribution is determined annually. The Company made contributions of $44,191 and $124,618 in fiscal 1997 and 1998, respectively. No contributions were made in fiscal 1996. Employee contributions are vested immediately;

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

    Information regarding the Company's stock option plans is summarized below:

                                                             1995 Plans                               1996 Plan
                                                             ----------                               ---------
                                               Employee Plan             Incentive Plan
                                               -------------             --------------
                                                        Weighted                    Weighted                  Weighted
                                                        Average                     Average                   Average
                                            Number      Exercise        Number      Exercise       Number     Exercise
                                          Outstanding     Price     Outstanding       Price     Outstanding     Price
                                          -----------   ---------   ------------   ----------   ------------  ---------
May 1, 1995 options outstanding.......              --     $    --           --     $    --            --     $    --
  Granted.............................         228,758        0.80       62,569        0.80            --          --
  Exercised...........................              --          --           --          --            --          --
  Cancelled...........................              --          --           --          --            --          --
                                               -------   ---------       ------   ---------    ----------    --------
April 30, 1996 options outstanding....         228,758        0.80       62,569        0.80            --          --
  Granted.............................              --          --           --          --       139,000       10.50
  Exercised...........................        (29,194)        0.80        (746)        0.80            --          --
  Cancelled...........................              --          --           --          --            --          --
                                               -------   ---------       ------   ---------    ----------    --------
April 30, 1997 options outstanding....         199,564   $    0.80       61,823   $    0.80       139,000    $  10.50
                                               =======   =========       ======   =========    ==========    ========
  Granted.............................              --          --           --          --       460,894       11.50
  Exercised...........................       (115,134)        0.80      (6,477)        0.80      (17,125)       10.97
  Cancelled...........................         (5,640)        0.80     (17,146)        0.80     (254,789)       10.38
                                               -------   ---------       ------   ---------    ----------    --------
April 30, 1998 options outstanding....          78,790   $    0.80       38,200   $    0.80       327,980    $  10.73
                                               =======   =========       ======   =========    ==========    ========
Exercisable as of April 30, 1996......         228,758   $    0.80       12,514   $    0.80            --    $     --
                                               =======   =========       ======   =========    ==========    ========
Exercisable as of April 30, 1997......         199,564   $    0.80       24,282   $    0.80        32,300    $  10.50
                                               =======   =========       ======   =========    ==========    ========
Exercisable as of April 30, 1998                78,790   $    0.80       22,240   $    0.80       106,556    $  11.17
                                               =======   =========       ======   =========    ==========    ========
Available for future grant............              --                       --                   404,895
                                               =======                   ======                ==========


    Options to purchase 320,000 shares of Common Stock were granted to an officer on January 17, 1996. These options are not part of the above plans. These stock options vested immediately with an exercise price of $.80 per share, which was determined by the Board of Directors of the Company to be the fair market value. 135,000 of these options were exercised as of April 30, 1998.

    Pursuant to the 1996 Stock Option Plan, the Company granted options to purchase 550,750 shares of Common Stock to employees, effective May 8, 1998. In addition, options to purchase 25,000 shares of Common Stock were issued to a Director of the Company on May 8, 1998.

    In April 1998, the Board of Directors approved the 1998 Non-Qualified Stock Option Plan. The Plan provides for the granting of non-qualified stock options to purchase up to 1,250,000 shares of Common Stock. Options to purchase 1,107,000 shares of common stock were issued on May 8, 1998.

    1996 Employee Stock Purchase Plan. On September 30, 1996, the Board of Directors adopted the 1996 Employee Stock Purchase Plan (the "1996 Purchase Plan"). The 1996 Purchase Plan took effect on May 1, 1997 and provides for the issuance of a maximum of 100,000 shares of common stock. The 1996 Purchase Plan will enable eligible employees to purchase common stock at 85% of the lower of the fair market value of the Company's common stock on the first day or the last day of each six-month purchase period 10,279 Shares have been purchased under the 1996 Purchase Plan as of April 30, 1998.

    The Company has computed the pro forma disclosures required under SFAS 123 for all stock options granted as of April 30, 1998 using the Black-Scholes option pricing model prescribed by SFAS 123. The weighted average fair value at date of grant for options granted during fiscal 1997 and 1998 was $5.96 and $6.51, respectively.

    The assumptions used and the weighted average information for the years ended April 30, 1997 and 1998 are as follows:
                                                             1997        1998
                                                             ----        ----
       Risk-free interest rates........................       6.0%        6.0%
       Expected dividend yield.........................       0.0%        0.0%
       Expected lives..................................   3.5 years   3.5 years
       Expected volatility.............................      75.0%       75.0%

    Stock options outstanding and exercisable at April 30, 1998 follows:

                                           Options Outstanding                  Options Exercisable
                                           -------------------                  -------------------
                                               Remaining       Weighted                      Weighted
                                              Contractual       Average                       Average
             Exercise Price      Number          Life in        Exercise        Number       Exercise
                 Range         Outstanding        Years          Price        Exercisable      Price
                 -----         -----------        -----          -----        -----------      -----
                $  0.80           301,990           7.75            $0.80        286,030      $ 0.80
                 $10.50            63,240           8.42           $10.50         35,677      $10.50
                 $11.50           264,740           9.08           $11.50         70,879      $11.50

    The effect of applying SFAS 123 would be as follows:

                                                                  1996          1997             1998
                                                                  ----          ----             ----
      Pro forma net income (loss) available (attributable)
        to common shareholders............................... $   459,933   $(8,263,561)   $ (28,611,004)
      Pro forma net income (loss) per share.................. $      0.08   $     (1.61)   $       (3.83)

    Compensation expense for shares issued under the employee stock purchase plan has not been given effect as the amount is not material.


8.  INCOME TAXES

    The provision for income taxes is computed based on pretax accounting income for April 30, 1996, 1997 and 1998. Deferred income taxes include the tax effects of temporary differences between pretax accounting income and taxable income. For April 30, 1998 the Company incurred losses in accounting and taxable income, giving rise to a taxable net operating loss of approximately $27.4 million. The Company will have federal net operating loss carryforwards from the April 30, 1998 year of approximately $4.2 million after relevant loss carryback claims. These losses will expire in 2013. In addition, the Company will have State operating loss carryforwards of approximately $4.3 million which will expire beginning in 2003.

    The provision for income taxes at April 30, 1996, 1997 and 1998 consists of the following:

                                                             1996        1997          1998
                                                             ----        ----          ----
        Current provision (benefit):
             Federal....................................  $ 284,641  $  (330,285)    $    --
             Foreign....................................     78,520      104,777          --
             State......................................     51,229      (97,316)         --
                                                          ---------  ------------    --------
                  Total current provision (benefit).....    414,390     (322,824)         --
                                                          ---------  ------------    --------
        Deferred provision:
             Federal....................................   (175,496)          --          --
             Foreign....................................         --           --          --
             State......................................    (31,585)          --          --
                                                          ---------  ------------    --------
                  Total deferred provision (benefit)....   (207,081)          --          --
                                                          ---------  ------------    --------
        Total provision (benefit) for income taxes......  $ 207,309  $  (322,824)         --
                                                          =========  ============    ========

    The approximate tax effects of each type of temporary difference that gave rise to the Company's deferred tax assets and liabilities are as follows:

                                                             1996          1997          1998
                                                          ---------     ---------      ------
     Deferred tax assets:
          Vacation expense..........................      $   70,309    $     89,858     $     80,642
          Bad debt reserve..........................          59,929         290,907          182,050
          Deferred rent.............................          84,233         129,712          162,772
          Deferred revenue..........................              --         305,315          177,605
         Accelerated depreciation and other                       --          37,241           82,915
          Net operating loss carryforward- federal
         & state....................................              --       1,762,946       11,055,961
          Foreign tax credit carryforward...........              --          35,708           35,708
          General business credit carryforward......              --         215,279          215,279
          AMT tax credit carryforward...............              --          45,023           45,023
          Other.....................................              --              15               --
                                                          ----------    -------------- --------------
          Total deferred tax assets.................         214,471       2,912,004       12,037,955
                                                          ==========    =============  ==============
     Deferred tax liabilities:
          Accelerated depreciation and other........         333,634              --               --
                                                          ----------    ------------   --------------
          Total deferred tax liabilities............         333,634              --               --
                                                          ----------    ------------   --------------
          Valuation allowance.......................              --      (2,912,004)     (12,037,955)
                                                          ----------    ------------   --------------
          Net deferred tax liabilities..............      $(119,163)    $         --   $           --
                                                          ==========    ============   ==============


The provision for income taxes differs from the amount computed by applying the statutory U.S. Federal income tax rate to income loss before taxes as a result of the following:

                                                                   1996         1997         1998
                                                                 --------    ---------    ---------
        U.S. Federal statutory rate.............................      34.0%      (34.0)%      (34.0)%
        State income taxes, net of Federal income tax benefit...       4.0        (0.7)          --
        Impact of foreign earnings and taxes....................      (1.7)        1.2           --
        General business credits................................         --          --          --
        Benefit from foreign sales corporation..................     (13.4)       (2.0)          --
        Valuation Allowance.....................................         --       34.7         34.0
        Other...................................................       1.0        (3.1)          --
                                                                 ----------    ---------    --------
        Effective tax rate......................................      23.9%       (3.9)%         --
                                                                 ==========    =========    ========

9.  BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION

    Geographic Area Information -- The Company operates in one industry segment, the development and marketing of computer software programs and related services. The Company markets its products worldwide and operations can be grouped into two main geographic areas. Pertinent financial data by major geographic area is summarized below.

                                                                                         Eliminations
                                                                                          and Other
                                                            United          United        Corporate
                                                            States         Kingdom         Expenses       Consolidated
                                                            ------         -------       ------------     ------------
                   Years ending April 30,
                   1996:
                        Revenue........................ $ 14,241,435     $ 2,991,493     $    (697,656)   $16,535,272
                        Income from operations.........    5,250,464       1,060,603        (5,450,028)       861,039
                        Identifiable assets............    9,518,498         112,564                --      9,631,062
                   1997:
                        Revenue........................  $14,988,383     $ 3,576,683          (256,454)   $18,308,612
                        Income (loss) from operations..   (2,072,077)        270,548        (6,779,557)    (8,581,086)
                        Identifiable assets............   35,535,826       1,554,134                --     37,089,960
                   1998:
                        Revenue........................  $13,435,238     $ 6,065,000     $    (347,681)   $19,152,556
                        Income (loss) from operations..  (17,821,970)       (656,408)       (9,003,363)   (27,481,741)
                        Identifiable assets............   15,189,795         612,683                --     15,802,478

    The Company charges a royalty to Versatility (UK) Limited for software sales of the Company's products sold by Versatility (UK) Limited. The royalty is intended to cover primarily software development expense and marketing expense. Versatility (UK) Limited reflects the royalty as a cost of revenue. For fiscal 1996, 1997 and 1998 the royalty was $697,656, $256,454, and $387,801 respectively. These amounts were eliminated in consolidation and are not reflected in the revenue and income from operations amounts above.

    Included in United States revenue is, $3.8 million, $6.4 million and $1.4 million of export revenue for fiscal 1996, 1997 and 1998, respectively. For fiscal 1996 and 1997, $2.1 million and $3.8 million of United States export sales were generated in the United Kingdom, with the remaining sales in both fiscal 1995, 1996 and 1997 generated in Canada and Mexico. Included in United Kingdom revenue is $527,681, $1.3 million and $2.1 million of export revenue for fiscal 1996, 1997 and 1998, respectively, which was mainly generated in Western Europe, exclusive of the United Kingdom.

    Significant customers -- The Company had the following customers with revenue in excess of 10%:

                                         1996      1997      1998
                                       --------  --------  -------
                   Customer A........     25.7%    34.6%    22.1%
                   Customer B........     22.2%    10.4%    16.5%



10.  INTEREST INCOME (EXPENSE), NET

    Interest income (expense), net includes interest income of $66,643, $544,096, and $816,590 in fiscal 1996, 1997 and 1998, respectively, and interest expense of $63,503, $140,107 and $360,765 in fiscal 1996, 1997 and 1998 respectively.

                                Versatility Inc.
           Schedule II-Valuation and Qualifying Accounts and Reserves

                                                                Additions
                                                      ---------------------------
                                                      Charged to    Charged to
                                         Balance at    Costs and       Other                    Balance at
              Description                  May 1,      Expenses      Accounts      Deductions    April 30,
              -----------                  ------      --------      --------      ----------    ---------
For the year ended April 30, 1996
---------------------------------
Allowance for doubtful accounts             70,354       122,424          --         34,904        157,874
For the year ended April 30, 1997        (1)
Allowance for doubtful accounts            157,874       997,046          --        245,419        909,501
For the year ended April 30, 1998
Allowance for doubtful accounts            909,501       424,197          --        462,309        871,389
Allowance for related party
  receivables                                   --       113,045          --             --        113,045

                               Index to Exhibits

Exhibit
Number            Description of Document
-------           -----------------------
3.1               Amended and Restated Certificate of Incorporation of the
                  Company, as amended (1)
3.2               Form of Second Amended and Restated Certificate of
                  Incorporation of the Company (1)
3.3               Amended and Restated By-laws of the Company (1)
4.1               Specimen Certificate representing the Common Stock (1)
4.2               Registration Rights Agreement between the Company and certain security holders, dated as of January 24, 1996 (1)
10.1              1995 Employee Stock Option Plan (1)
10.2              1995 Incentive Stock Option Plan (1)
10.3              1996 Employee Stock Purchase Plan (1)
10.4              1996 Stock Option Plan (1)
10.5              1998 Non-Qualified Stock Option Plan
10.6              Lease  Agreement  between the State of California  Public
                  Employees'  Retirement  System and the Company dated July 10,
                  1994, as amended (1)
10.7              Loan and Security  Agreement  between the Company and Silicon
                  Valley Bank dated as of August 28, 1996 (1)
10.8              Deed of Trust Note dated as of October  31,  1996  issued by
                  Serenity  Real  Properties  Limited Partnership to the Company
                  (1)
10.9              Lease  Agreement  between the  Commonwealth  Atlantic  Land II
                  Inc. and the Company dated June 5, 1997
11.1 *            Computation of Earnings Per Share
21.1 *            Subsidiaries
23.1 *            Independent Auditor's Consent
27.1 *            Financial Data Schedule--FY98
27.2 *            Financial Data Schedule--FY97
27.3 *            Financial Data Schedule--FY96

*    Filed herewith.
(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-13771), as amended.