Form 10-K/A
period 1998-04-30
VERSATILITY INC
filed 1998-08-31
CIK 1023393

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                          AMENDMENT NO. 1 TO FORM 10-K
(MARK ONE)
   |X|          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended: April 30, 1998.
                                      OR
   |_|          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ___________ to ___________.
                          Commission File Number: 0-21793

                                VERSATILITY INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                  52-1214354
   (State or other jurisdiction of         (I.R.S. employer identification no.)
   incorporation or organization)


                       11781 Lee Jackson Memorial Highway
                                 Seventh Floor
                            Fairfax, Virginia 22033
                                 (703) 591-2900
         (Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value per share


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  x   No
                                              ---     ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

         The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the closing sale price of the Common Stock on August 26, 1998, as reported on the Over-the-Counter market was approximately $4,275,730. Shares of Common Stock held by each executive officer and director and by each person who is known to own 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes. As of August 26, 1998, the Registrant had 7,595,009 shares of Common Stock outstanding, par value $.01 per share.

                      DOCUMENTS INCORPORATED BY REFERENCE

         None.



         The undersigned registrant hereby amends the following items of its Annual Report on Form 10-K as set forth on the pages attached hereto:

                                     PART I

ITEM 1.   BUSINESS

Recent Developments

         On August 21, 1998, Versatility Inc., a Delaware corporation (the "Company"), entered into an Agreement and Plan of Merger (the "Merger Agreement") with Oracle Corporation, a Delaware corporation ("Parent"), and AQX Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of Parent (the "Purchaser"), which provides for the merger (the "Merger") of the Purchaser with and into the Company with the Company continuing as the surviving corporation (the "Surviving Corporation"). Pursuant to the terms of the Merger Agreement, at the effective time of the Merger (the "Effective Time"), (i) each share of Common Stock, par value $.01 per share, of the Company (the "Common Stock") outstanding immediately prior to the Effective Time (other than shares held by the Company, the Purchaser or Parent (which will be cancelled) and shares for which appraisal rights under Delaware law are perfected) will be converted into a right to receive a cash payment in the amount of $1.50 per share and (ii) each share of Common Stock, par value $0.001 per share, of the Purchaser outstanding prior to the Effective Time will be converted into the right to receive one share of the common stock, par value $0.01 per share, of the Surviving Corporation.

         The closing of the Merger is subject to a number of conditions precedent, including, without limitation, (i) the receipt of all required government approvals, (ii) the approval of the Merger by the stockholders of the Company, (iii) the retention of certain key employees of the Company, (iv) the receipt of final court approval of the settlement of the putative securities class actions filed in the United States District Court for the Southern District of New York and the United States District Court for the Eastern District of Virginia on terms consistent with the Memorandum of Understanding Concerning Settlement Terms dated July 9, 1998 and the expiration of all rights to appeal such settlement, and (v) absence of any instituted and continuing (or in the case of (c) below, threatened) action, suit or proceeding against the Company, Parent, the Purchaser or any officer, director, employee or other person that the Company is obligated to indemnify, or by any governmental entity or third party (a) directly relating to the Merger Agreement, the License Agreement (defined below), any intellectual property of the Company, (b) who is or was a stockholder of the Company or in a derivative action on behalf of the Company, or (c) which could reasonably be expected to have a material adverse effect on the Company and its subsidiaries, taken as a whole.

         In connection with the Merger Agreement, Edison Venture Fund, L.P., Noro-Moseley Partners III, L.P., Keith D. Roberts, Ronald R. Charnock and Marcus
W. Heth each entered into Support Agreements ("Support Agreements") with the Company and Parent, whereby the stockholders (i) agreed to vote all shares of Common Stock in favor of the Merger and against any action by the Company that would breach the Merger Agreement or impair or delay the consummation of the Merger and (ii) granted to designees of Parent an irrevocable proxy to vote such shares in favor of the Merger and as agreed in the Support Agreements. The Support Agreements terminate upon the earlier of the Effective Time or the termination of the Merger Agreement.

         In connection with the Merger Agreement, the Company entered into a Technology License Agreement (the "License Agreement") with Parent whereby the Company agreed to grant to Parent a irrevocable, non-exclusive license of the Company's computer software and related technology (the "Technology"). Parent will pay the Company a sublicense fee equal to 30% of the net fees Parent receives for sublicenses of the Technology, of which $2,000,000 will be prepaid in three equal monthly installments commencing on September 1, 1998 (the "Prepaid License Fee"). In the event that (i) Parent breaches the terms of the Merger Agreement or failed to pay the sublicense fee when due, the Company may terminate the License Agreement upon repayment of the Prepaid License Fee paid to the Company in excess of $360,000, or (ii) the Merger Agreement is terminated as a result of the Company accepting a superior offer than that presented in the Merger Agreement upon repayment of the Prepaid License Fee paid to the Company in excess of $360,000 and payment of the termination fee set forth in the Merger Agreement.

         As a condition precedent to the execution of the Merger Agreement, Parent and each of Paul J. Zoukis, James J. Dellamore and Marcus W. Heth entered into Non-Competition Agreements which have an initial term of two years from the Effective Time and terminate upon the termination of the Merger Agreement. In addition, Parent delivered to each of Messrs. Zoukis, Dellamore and Heth a letter indicating its intent to offer employment to each at the Effective Time.

         In connection with the Merger Agreement, the Company, Parent and Silicon Valley Bank, a California chartered bank (the "Bank"), entered into a Loan Modification and Extension of Forbearance Agreement (the "Loan Modification Agreement") whereby, pursuant to the terms of the Loan Modification Agreement, the Bank agreed to forebear from exercising remedies available to it as a result of the Company's existing defaults under the loan agreements with the Bank until the earlier of December 31, 1998 and the consummation of the Merger. The Bank's continuing forbearance will terminate upon the termination of the Merger Agreement. The Bank also agreed to allow the Company and Parent to enter into the License Agreement, to waive the anti-dilution provisions applicable to its warrant to purchase 100,000 shares of Common Stock during the period of forbearance and to terminate its Warrant Agreement upon consummation of the Merger. The Company agreed to deposit into an account at the Bank any refund that the Company may receive from the Internal Revenue Service and/or the Commonwealth of Virginia and agreed to withdraw such funds only pursuant to a cash plan approved by the Bank.

         On August 20, 1998, the Board of Directors of the Company approved the Merger Agreement and the Merger and recommended that it be submitted to the stockholders of the Company for their approval. The Company will file with the Securities and Exchange Commission a proxy statement that will be mailed to the stockholders in connection with a special stockholders meeting called to consider and vote upon the Merger.

         The foregoing descriptions of the Merger Agreement, the form of Support Agreement, the License Agreement, and the Loan Modification Agreement are qualified in their entirety by the text of the Merger Agreement, the form of Support Agreement, the License Agreement, and the Loan Modification Agreement which are set forth as Exhibits 2.1, 10.1, 10.2 and 10.3, respectively, and are incorporated herein by reference.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Occupations of Directors and Executive Officers

         The following table sets forth the directors and the executive officers of the Company, their ages, and the positions currently held by each such person with the Company.



Name                          Age      Position
----                          ---      --------

Paul J. Zoukis                44       Director, President and Chief Executive
                                       Officer

James J. Dellamore            41       Senior Vice President, Technology and
                                       Operations


Kenneth T. Nelson             43       Senior Vice President - Finance &
                                       Administration, Chief Financial Officer
                                       and Secretary

Thomas A. Smith(1)(2)         36       Director

Charles A. Johnson(1)(2)      49       Director

Paul J. Palmer(1)             66       Director

---------------

(1)      Member of Compensation Committee.
(2)      Member of Audit Committee.

         PAUL J. ZOUKIS has served as President and Chief Executive Officer since March 1998. Prior to joining the Company, Mr. Zoukis was CEO at Resolve Services Corporation, a company specializing in human resource outsourcing and which he co-founded in September 1997. Beginning in 1996, Mr. Zoukis was an independent consultant to PSI International Inc. ("PSI") until November, 1996, when he was named President and Chief Operating Officer at PSI. From 1991 to 1996, Mr. Zoukis held various positions at Hogan Systems, Inc., most recently as Senior Vice President.


         KENNETH T. NELSON has served as the Company's Chief Financial Officer since February, 1998. Prior to joining the Company, Mr. Nelson was Vice President-Finance and Administration and Chief Financial Officer of ROADSHOW International, Inc., a software application company in the ERP marketplace, from 1993 to the end of 1997. From 1988 until 1993, Mr. Nelson was Vice President, Treasurer of ICF Kaiser International, Inc., a diversified professional services firm.


         JAMES J. DELLAMORE has served as Senior Vice President, Technology and Operations since February 24, 1998. Prior to joining the company, Mr. Dellamore was Senior

Vice President of Technology and Operations for Resolve Services Corporation , a company specializing in human resource outsourcing. From June 1984 through September 1997, Mr. Dellamore held various positions at Hogan Systems Inc., most recently as Senior Vice President, Product Development and Services.

         THOMAS A. SMITH has been a director of the Company since January 1996. Mr. Smith is a partner in Mid-Atlantic Venture Fund, a venture capital fund. Mr. Smith is a general partner of Edison Venture Fund III, L.P. ("Edison Venture Fund"), and has been with Edison Venture Fund since 1990. Mr. Smith had directed the Washington D.C. office of Edison Venture Fund since 1994. From 1990 to 1996, Mr. Smith was a senior associate in the risk capital investment subsidiary of The Chase Manhattan Company.

         CHARLES A. JOHNSON has been a director of the Company since January 1996. Since 1993, Mr. Johnson has been a general partner of Noro-Moseley Partners III, L.P., an Atlanta-based venture capital firm. From 1992 to 1993, Mr. Johnson was an independent consultant. In 1983, Mr. Johnson co-founded Sales Technologies, Inc., a startup software company, and served as its President and Chief Executive Officer until Sales Technologies, Inc. was acquired by Dun and Bradstreet in January 1989. Mr. Johnson continued in his role as Chief Executive Officer of that division of Dun and Bradstreet until February 1992. Prior to founding Sales Technologies, Inc., Mr. Johnson was a management consultant with McKinsey & Company and held a number of sales and marketing positions with Procter & Gamble.

         PAUL J. PALMER has been a director of the Company since September 1996. Since January 1994, Mr. Palmer has been an executive consultant specializing in the software industry. From 1957 until his retirement in December 1993, Mr. Palmer held various positions in marketing and development with IBM, most recently as Vice President.

         Executive officers of the Company are elected by the Board of Directors on an annual basis and serve until their successors have been duly elected and qualified.

             REPORTS ABOUT OWNERSHIP OF THE COMPANY'S COMMON STOCK

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the Nasdaq National Market. Officers, directors and greater than 10 percent stockholders are required by Securities and Exchange Commission regulation to furnish the Company with all Section 16(a) forms they file.

         Based solely on its review of the copies of such forms and written representations received from certain reporting persons that no Forms 5 were required, the Company believes that during fiscal 1998 the Company's executive officers, directors and greater than ten percent stockholders complied with all applicable Section 16(a) filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION

                       COMPENSATION AND OTHER INFORMATION
                       CONCERNING DIRECTORS AND OFFICERS

EXECUTIVE COMPENSATION SUMMARY

         The following table sets forth the annual and long-term compensation for each of the past three fiscal years of each of (i) the Company's Chief Executive Officer; (ii) the Company's former Chief Executive Officer (through March 1998); (iii) each of the Company's most highly compensated executive officers who were serving as of April 30, 1998 and (iv) three former executive officers who would have been among the Company's four most highly compensated executive officers, but for the fact that they were not serving in that capacity as of April 30, 1998 (collectively, with the Chief Executive Officer, the "Named Officers"):


                           SUMMARY COMPENSATION TABLE

                                                          Annual Compensation         Long-Term
                                                          -------------------         ---------
                                                                  (1)               Compensation (2)
                                                                  ---               ----------------
                                                                        Bonus           Securities              All Other
Name and Principal Position                       Year   Salary ($)     ($)(3)    Underlying Options (#)     Compensation (4)
---------------------------                       ----   ----------     ------    ----------------------     ----------------
Paul J. Zoukis(5)                                 1998    $ 46,712        $--              --                      --
   Director, President and Chief Executive
   Officer
James J.                                          1998    $ 37,609        $--              --                      --
   Dellamore(5)
   Senior Vice President, Technologies and
   Operations
Kenneth T. Nelson(5)                              1998    $ 48,134        $--              --                      --
   Senior Vice President - Finance &
   Administration, Chief Financial Officer and
   Secretary
Ronald R. Charnock
   Former Chairman, President, Chief Executive    1998    $175,003      $14,860            --                      --
   Officer and Director
Marcus W. Heth
   Senior Vice President, Technologies and        1998    $166,404      $12,634            --                    $1,750
   Former Secretary
Donald C. Yount
   Former Senior Vice President, Finance and      1998    $110,550      $11,365          28,065                    --
   Chief Financial Officer
Stephen P. Winings
   Former Senior Vice President, Sales            1998    $171,943      $47,207          39,097                  $1,127

--------------

(1) Excludes certain personal benefits such as life insurance premiums paid by the Company. These amounts, in the aggregate, did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus for such Named Executive Officer.

(2) The Company did not make any restricted stock awards, grant any stock appreciation rights or make any long-term incentive payments during fiscal 1998.

(3) Includes bonuses earned with respect to services rendered in the fiscal year indicated, whether or not such bonus was actually paid during such fiscal year.

(4) Represents matching contributions made by the Company to the Named Executive Officer under the Company's 401(k) plan.

(5) Messrs. Zoukis', Dellamore's and Nelson's employment began on February 24, 1998, February 24, 1998 and February 2, 1998, respectively, the compensation set forth reflects amounts earned from such date until the end of fiscal 1998.



OPTION GRANTS IN LAST FISCAL YEAR



         The following table provides certain information concerning grants of options to purchase the Company's Common Stock made during fiscal year ended April 30, 1998, to each of the Named Executive Officers.

                                                Individual Grants
                              ------------------------------------------------------
                                           Percent of Total
                                           ----------------
                            Number of          Options                                          Grant Date
                            --------           -------                                          ----------
                          Securities of       Granted to      Exercise or                      Present Value
                          -------------       ----------      -----------                      -------------
                           Underlying        Employees in    Base Price ($/   Expiration          (2) ($)
                           -----------       -------------   --------------   ----------          -------
         Name            Options Granted    Fiscal Year (1)      Share)         Date           5%        10%
         ----            ---------------    ---------------    ----------       ----           --        ---
Paul J. Zoukis                    --              --                --            --          --          --
James J. Dellamore                --              --                --            --          --          --
Kenneth T. Nelson                 --              --                --            --          --          --
Ronald R. Charnock                --              --                --            --          --          --
Marcus W. Heth                    --              --                --            --          --          --
Donald C. Yount, Jr.          28,065            6.09%           $11.50          5/21/07    $202,974    $514,376
Stephen P. Winings            39,097            8.48%           $11.50          5/21/07    $282,761    $716,570

(1) Based on options to purchase an aggregate of 460,894 shares of Common Stock granted to all employees of the Company in fiscal 1998, including the Named Executive Officers.

(2) In accordance with the rules of the Securities and Exchange Commission (the "Commission"), shown are the hypothetical gains or "option spreads" that would exist for the respective options. These gains are based on assumed rates of annual compounded stock price appreciation of 5% and 10% from the date the option was granted over the full option term. The 5% and 10% assumed rates of appreciation are mandated by the rules of the Commission and do not represent the Company's estimate or projection of future increases in the price of its Common Stock. There can be no assurance that the actual stock price appreciation over the five-year option term will be at the assumed 5% and 10% levels or at any other defined level.


               AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND
                         FISCAL YEAR-END OPTION VALUES



         The following table provides information with respect to options exercised in fiscal 1998 by the Named Executive Officers, the value realized upon such exercises and the value of options held by such officers at year-end based on the closing price of the Company's Common Stock on April 30, 1998.

             AGGREGATED OPTION EXERCISES AND YEAR-END OPTION VALUES


                                                                Shares of Common Stock
                                                                ----------------------
                                                                Underlying Unexercised      Value of Unexercised In-The-
                                                                ----------------------      ----------------------------
                                                                  Options at Year-End        Money Options at Year-End
                                                                  -------------------        -------------------------
                              Shares Acquired      Value
                              ---------------      -----
           Name                 on Exercise       Realized    Exercisable    Unexercisable   Exercisable   Unexercisable
           ----                 -----------       --------    -----------    -------------   -----------   -------------
Paul J. Zoukis                      --               --          --              --             --              --
James J. Dellamore                  --               --          --              --             --              --
Kenneth T. Nelson                   --               --          --              --             --              --
Ronald R. Charnock                  --               --          --              --             --              --
Marcus W. Heth                      --               --          --              --             --              --
Donald C. Yount, Jr.                --               --          5,613           22,452         --              --
Stephen P. Winings                  --               --          7,819           31,278         --              --


EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-
CONTROL ARRANGEMENTS

         During fiscal 1998, the Company entered into Severance Agreements with Paul J. Zoukis, James J. Dellamore and Kenneth T. Nelson, which were amended and restated on April 15, 1998 (the "Severance Agreements"). The Severance Agreements provide the following principal benefits: (i) assurances that the per year base salary will not be less than $250,000, $200,000 and $200,000 for Messrs. Zoukis, Dellamore and Nelson, respectively; (ii) agreements to provice grants of options to purchase shares of the Company's common stock equal to 470,000, 280,000 and 280,000 shares for Messrs. Zoukis, Dellamore and Nelson, respectively, at an exercise price of $1.89 per share (at which price was determined on May 8, 1998); (iii) assurances that the executives will be eligible to receive periodic bonuses equal to no less than 50% of their then current base salary; and (iv) an allowance for automobile expenses. The Severance Agreements provide for a lump sum severance payment if such executive is terminated for reasons other than cause, death or continued disability, or if such executive terminates his employment for Good Reason. "Good Reason" is defined in the Severance Agreements as assignment of duties inconsistent with the executive's position or authority, reduction in the executive's base salary, relocation of the Company's principal executive offices to a location more than 35 miles away or requiring the executive to be based in another location, failure to timely pay the executive any portion of salary, bonus or other compensation, or the occurrence of a Change in Control. A "Change in Control" is defined in the Severance Agreements as (i) a third party becomes a beneficial owner of securities of the Company controlling more than 30% of the voting power of the Company's then outstanding shares, (ii) a change of a majority of the Board of Directors, (iii) a merger or consolidation of the Company, (iv) an approval of a liquidation of the Company or the sale or disposition of substantially all of the assets of the Company or (v) the insolvency or general assignment for the benefit of creditors or the commencement of bankruptcy, insolvency or reorganization for the Company or for all or substantially all of the assets of the Company. The severance payment would equal two times the executive's base salary and two times his maximum bonus for such fiscal year, a payment equal to all bonuses awarded or allocated to the executive for that portion of the fiscal year completed and a payment equal to the bonus awarded to the executive pro rated to the portion of the fiscal year not completed, and also provides for automatic vesting of all unvested options and maintenance of all insurance benefits for a period of two years.

                  The Company entered into Indemnification Agreements with Messrs. Zoukis, Dellamore and Nelson on April 15, 1998 (the "Indemnification Agreements"). Each Indemnification Agreement provides that the Company will indemnify the indemnitee against expenses, including reasonable attorneys' fees, judgments, penalties, fines and amounts paid in settlement actually and reasonably incurred by him in connection with any civil or criminal action or administrative proceeding arising out of the performance of his duties. Such indemnification is available if the indemnitee acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Company and with respect to any criminal action, had no reasonably cause to believe that his conduct was unlawful. The Indemnification Agreement will also require that the Company indemnify the party thereto in all cases to the fullest extent permitted by applicable law. Each Indemnification Agreement requires the Company to advance litigation expenses at the request of the party seeking indemnification, whether prior to or after final resolution of a proceeding, provided that he undertakes to repay such advances if it is ultimately determined that he is not entitled to indemnification for his expenses. The advance of litigation expenses will thereby be mandatory upon satisfaction of certain conditions by the indemnitee. Each Indemnification Agreement permits the party thereto to bring suit to seek recovery of amounts due under the Indemnification Agreement and to recover the expenses of such a suit if he is successful.

         The foregoing description of the Severance Agreements and the Indemnification Agreements is qualified in their entirety by the text of the Severance Agreements and the Indemnification Agreements which are attached hereto as Exhibits 10.4, 10.5, 10.6, 10.7, 10.8 and 10.9, respectively, and are incorporated herein by reference.



COMPENSATION COMMITTEE'S REPORT ON EXECUTIVE COMPENSATION

         The Compensation Committee of the Board of Directors (the "Committee"), which is composed of three non-employee Directors, has primary responsibility for all compensation actions, affecting the Company's executive officers, including base salaries, incentive awards, stock option awards and the terms and conditions of their employment. The Committee administers the 1996 Stock Plan.

COMPENSATION PHILOSOPHY

         The Committee makes recommendations concerning appropriate executive compensation and reports to the Board. Under the supervision, approval and review of the Committee, the Company's compensation policies and programs are designed to motivate, retain and attract management with incentives linked to financial performance of the Company and the value that is delivered to its shareholders. Specifically, the Company's policies and programs endeavor to: (i) link executive compensation to sustainable increases in the financial performance of the Company and preservation or realization of shareholder value;
(ii) differentiate compensation based upon individual contribution; (iv) promote teamwork among executives and other Company employees; and (v) encourage the retention of a sound management team. During each fiscal year, the Committee reviews and recommends to the Board, with any modification it deems appropriate, base salary levels for the Company's executive officers, including the Named Executive Officers and certain other senior managers.

COMPONENTS OF EXECUTIVE OFFICER COMPENSATION

         CASH COMPENSATION (BASE SALARY AND INCENTIVE BONUS). The Company manages the total cash compensation to provide median levels of cash compensation at average levels of corporate, business unit, and individual performance. Cash compensation consists of two components; (i) a base salary that is competitive with that of other companies paying at the median level of the market, and (ii) an incentive opportunity that is variable and is reflective of the financial performance of the Company and the individual performance of the executive officer. When high levels of performance are achieved, the level of cash compensation may exceed the median of the market. Conversely, when the Company, business unit, or the individual falls short of the predetermined goals, the level of cash compensation may be substantially below the market median. The objective of this mix is to deliver total cash compensation competitive with compensation offered at other companies facing similar challenges for similar positions, while simultaneously linking the payment of the cash incentive to the achievement of specific objectives in the Company's annual operating plan as approved by the Board. The performance incentive, when awarded, is paid quarterly, semiannually and annually with respect to the preceding fiscal period. The award and size of the performance incentive are based upon; (i) the executive officer's performance against individual goals;
(ii) the performance of the executive officer's unit within the Company against that unit's goals; and (iii) the performance of the Company against Company goals. Goals vary from year to year and from unit to unit and, with regard to individual goals of executive officers, usually include both quantitative and qualitative factors.

         STOCK OPTION GRANTS. The Committee believes that stock option grants serve as a desirable long-term method of compensation because they closely ally the interests of management with the preservation and enhancement and realization of stockholder value and serve as an additional incentive to promote the success of the Company. Stock options are generally granted when an executive joins the Company, with additional stock options granted from time to time in connection with promotions and performance. The initial options granted to an executive vest over four years. The Committee believes that stock option participation provides a method of retention and motivation for the senior level executives of the Company and aligns senior management's objectives with long-term stock price appreciation. Executives, together with other employees of the Company, are also eligible to participate in the Company's 1996 Employee Stock Purchase Plan pursuant to which stock may be purchased at 85% of the average market price at the beginning or end of each six-month period (up to a maximum stock value of $25,000 per calendar year or 10 percent of total compensation, whichever is less). For purposes of the Employee Stock Purchase Plan, the term "average market price" on any date means (i) the closing sale price (on the applicable date) of the Common Stock on the Nasdaq National Market or (ii) the average of the closing bid and asked prices last quoted (on the applicable date) by an established quotation service for over-the-counter securities, if the Common Stock is not reported on the Nasdaq National Market. In fiscal 1998, the Committee approved the grant of 67,162 stock options to the Company's executive officers and 393,732 stock options to other employees.

         TOTAL COMPENSATION PROGRAM. The Committee believes that the total compensation program for executives of the Company (cash compensation, incentives and stock option grants) is on a level with the compensation programs provided by other companies facing similar challenges. The Committee believes that any amounts paid under the incentive plan will be appropriately related to corporate and individual performance, yielding awards that are directly linked to the annual financial and operational results of the Company within the framework of the challenges faced. The Committee also believes that the 1996 Stock Plan provides opportunities to participants that are consistent with the returns that are generated on behalf of the Company's shareholders.

COMPENSATION OF CEO

         Paul J. Zoukis has served as President and Chief Operating Officer since February 1998. He was elected Chief Executive Officer in July, 1998. In fixing Mr. Zoukis's salary and target incentive levels, as well as determining the size of stock options, if any, the Committee and the Board reviewed the strategic direction and financial performance of the Company, including the material uncertainties surrounding the company as a result of the proposed restatement and financial considerations. In addition, the Committee reviewed Mr. Zoukis's performance as President and Chief Operating Officer at PSI International, Inc. and his importance to the Company and his leadership and strategic vision.

         Messrs. Zoukis's and Charnock's compensation package in fiscal 1998 consisted of the same benefits program as other executive officers, as set forth above, including base salary, cash incentive, stock options and other employee benefit programs. Neither received any material compensation or benefits in fiscal 1998 not provided to all executive officers.

INTERNAL REVENUE CODE SECTION 162 (m)

         The Committee has considered the potential impact of Section 162(m) Internal Revenue Code of 1986, as amended, and the regulations thereunder (the "Section"). The Section disallows a tax deduction for any publicly-traded corporation for individual compensation which is in excess of $1,000,000 in any taxable year for any of the executive officers, unless such compensation is performance-based. Since the cash compensation of each executive officer is below the $1,000,000 threshold and the Committee believes that any of the options granted under the 1996 Stock Plan will meet the requirements of being performance-based, the Committee believes that the Section will not reduce the tax deduction available to the Company. The Company's policy is to qualify, to the extent reasonable, its executive officers' compensation for deductibility under applicable tax laws. However, the Committee believes that its primary responsibility is to provide a compensation program that will attract, retain and reward the executive talent necessary to the Company's success. Consequently, the Committee recognizes that the loss of a tax deduction could be necessary in some circumstances.

         Other elements of executive compensation include participation in a Company-wide life insurance program, including a long-term disability insurance program. Executives are also eligible for Company-wide medical benefits and participation in a 401(k) plan under which the Company currently provides a percentage matching contribution.

Compensation Committee of the Board of Directors

Thomas A. Smith

Charles A. Johnson

Paul J. Palmer



STOCK PERFORMANCE GRAPH

         The following graph compares the percentage change in the cumulative total stockholder return on the Company's Common Stock since December 12, 1996 (the date the Company first became subject to reporting requirements and the Securities and Exchange Act of 1934, as amended) through March 12, 1998, with the cumulative total return for the Nasdaq Stock Market Index and the Nasdaq Combined Computer Composite Stock Index (the "Nasdaq Computer Index"). The comparison assumes $100 was invested on December 12, 1996, the date of the Company's initial public offering, in the Company's Common Stock at the $15.00 initial offering price and in each of the foregoing indices and assumes reinvestment of dividends, if any. Nasdaq halted trading of the Company's Common Stock on March 12, 1998. Trading resumed on May 5, 1998 contingent upon the Company's attainment of net tangible assets of $10 million by June 30, 1998. On July 20, 1998, the Nasdaq delisted the Company's Common Stock. On July 21, 1998, the Company's Common Stock began trading on the OTC Bulletin Board. See "Business -- Recent Developments." To date, the Company has paid no cash dividends on its Common Stock. Historical stock price performance should not be relied upon as indicative of future stock price performance.

                  COMPARISON OF CUMULATIVE TOTAL RETURN AMONG
                  VERSATILITY INC., NASDAQ STOCK MARKET INDEX
                   AND NASDAQ COMBINED COMPUTER INDEX (1) (2)



                 [Graph appears here -- see plot points below]



                                                           NASDAQ                   NASDAQ
                                                            U.S.                  COMBINED &
                                   VERSATILITY            COMPANIES                COMPUTER
December 12, 1996                100                       100                      100
January 31, 1997                 88.333                    107.389                  110.976
April 30, 1997                   73.333                    98.12                    102.785
July 31, 1997                    70.867                    124.041                  132.790
October 31, 1997                 57.53                     124.025                  124.317
January 31, 1998                 39.20                     126.039                  128.649
March 12, 1998(3)                16.667                    136.669                  139.827


--------------
(1) Prior to December 12, 1996, the Company's Common Stock was not publicly traded. Comparative data is provided only for the period since that date. This chart is not "solicited material", is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference in any filings of the Company under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

(2) The stock price performance shown on the graph is not necessarily indicative of future price performance. Information used on this graph was obtained from the Nasdaq Stock Market and the Nasdaq Stock Market and the Nasdaq Computer indices were prepared for Nasdaq by the Center for Research in Security Prices at the University of Chicago, a source believed to be reliable, although the Company is not responsible for any errors or omissions in such information.

(3) The Company's trading in Common Stock was halted on March 12,1998, and trading resumed May 5, 1998.


         Prior to January 1996, the Company had no separate Compensation Committee or other board committee performing equivalent functions, and these functions were performed by the Company's Board. In January 1996, the Company established a Compensation Committee which consisted of Messrs., Smith and Johnson. In September 1996, the Board established a new Compensation Committee which consists of Messrs., Smith, Johnson and Palmer, each of whom are non-employee directors. See "Certain Relationships and Related Transactions" for information regarding certain relationships and transactions between the Company and certain members of the Board.


COMPENSATION OF DIRECTORS


         During fiscal 1998, one director who was not employed by the Company received a annual retainer of $6,000, and a $750 stipend for each regular Board meeting attended, and the reimbursement of certain expenses incurred with attendance at Board meetings.

                 AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL
                   YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

The following table provides information as to options exercised in fiscal 1998 by the Named Executive Officers, the value realized upon such exercise and the value of options held by such officers and year-end based on the closing price of the Company's Common Stock on May 5, 1998. (1)


                                                                                                  Value of
                                                             Number of Unexercised              Unexercised
                             Shares                               Options at              In-the-Money Options at
                          Acquired on        Value                 Year End                April 30, 1998 ($)(2)
          Name              Exercise        Realized      Exercisable / Unexercisable   Exercisable / Unexercisable
----------------------------------------------------------------------------------------------------------------------
  Paul J. Zoukis               --              --                    --/--                         --/--

  James Dellamore              --              --                    --/--                         --/--

  Kenneth T. Nelson            --              --                    --/--                         --/--

  Ronald R. Charnock*          --              --                    --/--                         --/--

  Marcus W. Heth*              --              --                    --/--                         --/--

  Donald C. Yount, Jr.*      4,040          $13,433                  --/--                         --/--

  Stephen P. Winings*          --              --                15,819/27,459                     --/--

----------------

*Individual was not an executive officer at the end of the last complete fiscal year.

     (1) Trading in the Company's Common Stock was halted on March 12, 1998 and resumed trading on May 5, 1998.

     (2) Value is based on the difference between the option exercise price and $1.875, the fair market value at May 5, 1998, the date the Company's Common Stock resumed trading on the Nasdaq National Market), multiplied by the number of shares underlying the option.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                   SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL
                             OWNERS AND MANAGEMENT

         The following table sets forth as of August 26, 1998: (i) the name of each person who, to the knowledge of the Company, owned beneficially more than 5% of the Common Stock of the Company outstanding at such date; (ii) the name of each director; (iii) the name of each executive officers identified in the Summary Compensation Table set forth above under "Compensation and Other Information Concerning Directors and Officers;" and (iv) the number of shares owned by each of such persons and all officers, directors and nominees as a group and the percentage of the outstanding shares represented thereby.

                                                    Amount and Nature of
Name and Address of Beneficial Owner                    Ownership (1)         Percent of Class (2)
------------------------------------                    -------------         --------------------
Edison Venture Fund III, L.P.(9)
   997 Lenox Drive, #3                                    516,957                      6.8%
   Lawrenceville, NJ  08648

Noro-Moseley Partners III, L.P.(9)
   4200 North Side Parkway, NW, Building 9                376,468                      5.0%
   Atlanta, GA  30327

Keith D. Roberts(9)                                       922,000                      12.1%

Paul J. Zoukis (3)                                         94,000                      1.2%

Kenneth T. Nelson (4)                                      56,000                      *

James Dellamore(4)                                         56,000                      *

Ronald R. Charnock(9)                                    1,359,000                     17.9%

Thomas A. Smith (5)(9)                                    516,957                      6.8%

Charles A. Johnson (6)(9)                                 376,468                      5.0%

Paul J. Palmer (7)                                         14,000                      *

Donald C. Yount                                               --                       *

Marcus W. Heth(9)                                        1,000,000                     13.2%

Stephen P. Winnings(8)                                     15,819                      *

Oracle Corporation(9)
   500 Oracle Parkway
   Redwood Shores, CA 94065                              4,424,675                     58.3%

All officers, directors and nominees as a group
(13 persons) (3)(4)(5)(6)(7)(8)(9)

----------------
*Less than 1%

(1) Except as otherwise noted, each person or entity named in the table has sole voting and investment power with respect to the shares. The inclusion herein of any shares of Common Stock deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

(2) Applicable percentage of ownership as of August 26, 1998 is based upon 7,595,009 shares of Common Stock outstanding on such date. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the "Commission"), and includes voting and investment power with respect to shares. Shares of Common Stock subject to options currently exercisable or exercisable within 60 days of the Record Date are deemed outstanding for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage of any other person.

(3) Consists of 94,000 shares of Common Stock issuable pursuant to stock options exercisable within 60 days of August 26, 1998.

(4) Consists of 56,000 shares of Common Stock issuable pursuant to outstanding stock options exercisable within 60 days of August 26, 1998.

(5) Consists of 516,957 shares of Common Stock held by Edison Venture Fund III, L.P. of which Mr. Smith is a general partner. Mr. Smith may be deemed to share voting and investment power with respect to these shares. Mr. Smith disclaims beneficial ownership of such shares.

(6) Consists of 376,468 shares of Common Stock held by Noro-Moseley Partners III, L.P. of which Mr. Johnson is a general partner. Mr. Johnson may be deemed to share voting and investment power with respect to these shares. Mr. Johnson disclaims beneficial ownership of such shares.

(7) Consists of 14,000 shares of Common Stock issuable pursuant to stock options exercisable within 60 days of August 26, 1998.

(8) Consists of 15,819 shares of Common Stock issuable pursuant to stock options exercisable within 60 days of August 26, 1998.

(9) Edison Venture Fund III, L.P., Noro-Moseley Partners III, L.P. and Messrs. Charnock, Heth, and Roberts each entered into Support Agreements with the Company and Oracle Corporation whereby each gave Oracle a proxy to vote the shares beneficially owned by them in favor of a merger of the Company with a wholly-owned subsidiary of Oracle pursuant to the Merger Agreement. See "Recent Developments."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Relationships and Related Transactions

         Prior to October 31, 1996, the Company was the 1% general partner of Serenity Real Properties Limited Partnership (the "Partnership") of which Mr. Ronald R. Charnock, the Company's former President and Chief Executive Officer, Mr. Marcus W. Heth, the Company's Senior Vice President, Technologies, and Mr. Keith D. Roberts, the Company's Director of Product Development, were the limited partners holding the remaining 99% of the partnership interests (the "Limited Partners"). The Partnership is the owner of an office building in Alexandria, Virginia (the "Property"), which was the Company's headquarters until October 1994 and which was leased by the Company under a lease expiring in April 1997, and providing for monthly rental payments of $10,000. In addition, the Company had guaranteed a mortgage loan made by a commercial bank to the Partnership, which had an outstanding balance of $614,000 at September 30, 1996. This loan was also guaranteed by each of the Limited Partners and was secured by a mortgage on the Property.

         On October 31, 1996, the Company sold its general partnership interest in the Partnership, for consideration equal to its capital account of $3,131 to Serenity L.L.C., whose members are the Limited Partners. In connection with the sale of its general partnership interest in the Partnership, the Company made to the Partnership a loan of $519,305 evidenced by a Deed of Trust Note which bears interest at the prime rate and is payable upon the earliest of (i) the sale of the Property, (ii) demand by the Company and each of its Limited Partners and
(iii) October 31, 1997. As of April 30, 1998, this loan has been paid in full.

         In prior fiscal years, the Company had extended loans to Mr. Charnock, the Company's former President and Chief Executive Officer, with principal and accrued interest totaling $127,364 at April 30, 1998. Such loans are evidenced by a promissory note, are payable on the earliest of (i) demand and (ii) November 6, 1997, and bear interest at the prime rate. These loans have not been repaid and as of July 31, 1998, the principal and accrued interest totals $129,766.

         The Company has adopted a policy whereby all future transactions between the Company and its officers, directors and affiliates will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties and will be approved by a majority of the disinterested members of the Board.



                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

    (a) The following documents are filed as part of this Report:

        3.    Exhibits

             Exhibit Number               Description of Exhibit
             --------------               ----------------------
             2.1*                         Agreement and Plan of Merger
                                          dated as of August 21, 1998,
                                          by and among Versatility
                                          Inc., Oracle Corporation and
                                          AQX Acquisition Corporation

             10.1*                        Form of Support Agreement

             10.2* License Agreement dated as of August 21, 1998, by and between Versatility Inc. and Oracle
                                          Corporation

             10.3* Loan Modification and Extension of Forbearance Agreement dated August 20, 1998 by and among Versatility Inc., Oracle Corporation and Silicon Valley Bank

             10.4 Amended and Restated Severance Agreement dated April 15, 1998 by and between Versatility Inc. and Paul J. Zoukis

             10.5 Amended and Restated Severance Agreement dated April 15, 1998 by and between Versatility Inc. and James J. Dellamore

             10.6 Amended and Restated Severance Agreement dated April 15, 1998 by and between Versatility Inc. and Kenneth
                                          T. Nelson

             10.7                         Indemnification   Agreement  dated
                                          April  15,  1998  by  and between
                                          Versatility Inc. and Paul J. Zoukis

             10.8                         Indemnification   Agreement  dated
                                          April  15,  1998  by  and between
                                          Versatility Inc. and James J.
                                          Dellamore

             10.9                         Indemnification   Agreement  dated
                                          April  15,  1998  by  and between
                                          Versatility Inc. and Kenneth T. Nelson

    * Incorporated by reference from Form 8-K filed with the Commission on August 25, 1998.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Amendment to the Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized, in the Town of Framingham, Commonwealth of Massachusetts, on the 26th day of August, 1998.

                                      VERSATILITY INC.


                                      ___________________________________
                                      By:
                                      Paul J. Zoukis
                                      President and Chief
                                      Operating Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment to the Annual Report on Form 10-K report has been signed below by the following persons in the capacities and on the dates indicated.


Signature                 Title                                 Date
---------                 -----                                 ----


____________________      Director, President and               August 28, 1998
Paul J. Zoukis            Chief Executive Officer
                          (Principal Executive
                          Officer)

____________________      Chief Financial Officer               August 28, 1998
Kenneth T. Nelson         (Principal Financial
                          and Accounting Officer)


____________________      Director                              August 28, 1998
Thomas A. Smith


____________________      Director                              August 28, 1998
Charles A. Johnson


____________________      Director                              August 28, 1998
Paul J. Palmer