Form 10-Q
period 1998-07-31
VERSATILITY INC
filed 1998-09-11
CIK 1023393

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                      For the quarterly period ended July 31, 1998

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

                              YES [X]   NO [ ]

As of August 31, 1998, there were 7,595,009 shares of common stock outstanding, par value $.01 per share.

                                VERSATILITY INC.

                                    Form 10-Q

                                TABLE OF CONTENTS

                                                                                           Page No.
                                                                                           --------
PART I:  FINANCIAL INFORMATION

      Item 1: Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets as of April 30, 1998 and July 31, 1998      3

            Condensed Consolidated Statements of Operations for the Three Months Ended
            July 31, 1997 and 1998                                                            5

            Condensed Consolidated Statements of Cash Flows for the Three Months Ended
            July 31, 1997 and 1998                                                            6

            Condensed Consolidated Statements of Changes in Stockholders' Equity
            for the Three Months Ended July 31, 1998                                          7

            Notes to Condensed Consolidated Financial Statements                              8

      Item 2: Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                          11

      Item 3: Quantitative and Qualitative Disclosures About Market Risk                     22

PART II:  OTHER INFORMATION

      Item 1: Legal Proceedings                                                              23

      Item 2: Changes in Securities                                                          24

      Item 3: Defaults upon Securities                                                       24

      Item 4: Submission of Matters to a Vote of Security Holders                            24

      Item 5: Other Information                                                              24

      Item 6: Exhibits and Reports on Form 8-K                                               24

      Signatures                                                                             25

Part I:     Financial Information
Item 1:     Financial Statements

                        VERSATILITY INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                   APRIL 30,         JULY 31,
                                                     1998              1998
                                                   ---------         --------
         ASSETS

Current assets:
     Cash and cash equivalents...............    $ 5,591,067      $   879,037
     Short-term investments..................        565,938              --
     Accounts receivable, net of
       allowance for doubtful accounts
       of $871,389 and $802,557..............      3,681,293        4,457,334
     Prepaid expenses........................        632,511          603,989
     Related party receivables...............         94,421          197,419
     Note receivable-non/related party.......        200,000          100,000
     Income taxes receivable.................      2,003,278        1,708,278
                                                 -----------      -----------
          Total current assets...............     12,768,508        7,946,057
                                                 -----------      -----------
Other assets:
     Deposits................................        289,689          365,609
     Prepaid Expenses........................         37,107               --
     Purchased software, net of
       accumulated amortization of
       $89,890 and $102,796..................        168,230          155,324
                                                 -----------      -----------
          Total other assets.................        495,026          520,933
                                                 -----------      -----------
Property and equipment:
     Computers...............................      2,400,222        2,400,222
     Office furniture and equipment..........        932,774          851,890
     Leasehold improvements..................        416,881          416,881
     Capital leases..........................        744,883          744,883
                                                 -----------      -----------
                                                   4,494,760        4,413,876
Less: accumulated depreciation...............     (2,212,113)      (2,369,865)
                                                 -----------      -----------
     Net property and equipment..............      2,282,647        2,044,011
                                                 -----------      -----------
Total........................................    $15,546,181      $10,511,001
                                                 ===========      ===========

               See Notes to condensed consolidated financial statements.

                        VERSATILITY INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                APRIL 30,         JULY 31,
                                                                  1998              1998
                                                                ---------         --------

       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable.....................................       $ 2,277,692       $ 1,305,747
  Accrued liabilities..................................         2,995,756         1,459,017
  Related party payables...............................            10,240            10,240
  Income taxes payable.................................                --            24,076
  Capital lease payable................................            27,252            25,933
  Line of credit.......................................         5,294,203         3,495,866
  Deferred revenue.....................................         2,928,048         4,017,019
                                                              -----------       -----------
      Total current liabilities........................        13,533,191        10,337,896
                                                              -----------       -----------

Long-term liabilities:
  Capital lease payable, less current  maturities                  73,243            60,912
  Deferred rent........................................           397,006           407,173
                                                              -----------       -----------
  Total other liabilities..............................           470,249           468,085
                                                              -----------       -----------
      Total liabilities................................        14,003,440        10,805,983
                                                              -----------       -----------

Commitments and Contingencies (Notes 1 and 6)

Stockholders' equity (deficit):
  Preferred stock, $.01 par value
    2,000,000 shares authorized, no shares issued
    or outstanding at April 30, 1998 and
    July 31, 1998......................................                --                --
  Common stock, par value $.01 --
    20,000,000 shares authorized,
    7,581,380 shares issued and
    outstanding at April 30, 1998;
    7,595,009 shares issued and
    outstanding at July 31, 1998.......................            75,814            75,950
  Additional paid-in capital                                   34,793,862        34,804,515
  Foreign currency translation adjustments.............          (130,870)          138,457
  Accumulated deficit..................................       (33,196,065)      (35,313,904)
                                                              -----------       -----------
  Total stockholders' equity (deficit).................         1,542,741          (294,982)
                                                              -----------       -----------
Total..................................................       $15,546,181       $10,511,001
                                                              ===========       ===========

            See Notes to condensed consolidated financial statements

                       VERSATILITY INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   JULY 31,
                                                               1997        1998
                                                               ----        ----
Revenue:
    License revenue.....................................   $2,044,573  $ 1,879,313
    Service and maintenance revenue.....................    3,886,823    1,742,061
                                                           ----------  -----------
         Total revenue..................................    5,931,396    3,621,374
                                                           ----------  -----------
Cost of revenue:
    License revenue.....................................      664,282      370,921
    Service and maintenance revenue.....................    3,275,587    1,300,349
                                                           ----------  -----------
         Total cost of revenue..........................    3,939,869    1,671,270
                                                           ----------  -----------
Gross margin............................................    1,991,527    1,950,104
                                                           ----------  -----------
Operating expenses:
    Selling, general and administrative.................    4,332,895    2,862,187
    Research and development.........                         961,802      657,679
    Litigation settlement and related costs.............      500,000      243,820
    Depreciation and amortization.......................       98,560      170,660
                                                           ----------  -----------
         Total operating expenses.......................    5,893,257    3,934,346
                                                           ----------  -----------
Loss from operations....................................   (3,901,730)  (1,984,242)
Interest income (expense), net..........................      248,703     (133,597)
                                                           ----------  -----------
Loss before provision (benefit) for
income taxes............................................   (3,653,027)  (2,117,839)
Provision (benefit) for income taxes....................           --           --
                                                           ----------  -----------
Net loss................................................   (3,653,027)  (2,117,839)
                                                           ==========  ===========
Net loss per share......................................   $    (0.50) $     (0.28)
                                                           ==========  ===========
Weighted average common and common
  equivalent shares outstanding.........................    7,320,792    7,592,654
                                                           ==========  ===========

                See Notes to condensed consolidated financial statements

                        VERSATILITY INC. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                    JULY 31,
                                                               1997           1998
                                                               ----           ----
Cash flows from operating activities:
   Net loss............................................    $(3,653,027)   $(2,117,839)
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
     Depreciation......................................         87,599        157,752
     Amortization......................................         10,961         12,906
     Loss on disposal of fixed assets..................             --         80,884
     Changes in assets and liabilities:
       Accounts receivable.............................      1,403,455       (776,041)
       Prepaid expenses................................       (180,014)        65,629
       Inventory.......................................        (28,266)            --
       Related party receivables.......................        (10,973)      (102,998)
       Deposits........................................        (39,779)       (75,920)
       Accounts payable................................        355,773       (971,945)
       Accrued liabilities.............................       (234,468)    (1,803,593)
       Related party payables..........................         (8,590)            --
       Income taxes payable/receivable.................       (300,000)       319,076
       Deferred rent...................................         15,205         10,167
       Deferred income taxes...........................             --        266,854
       Deferred revenue................................       (750,612)     1,088,971
                                                           -----------    -----------
         Net cash used in operating activities.........     (3,332,763)    (3,846,097)
                                                           -----------    -----------
Cash flows from investing activities:
   Sale of investments.................................         48,262        565,938

Purchase of property and equipment.....................     (1,069,088)            --
   Notes receivable....................................             --        100,000
                                                           -----------    -----------
         Net cash (used in)provided by activities......     (1,020,826)       665,938
                                                           -----------    -----------
Cash flows from financing activities:
   Borrowings under line of credit.....................        232,817             --
   Payments under line of credit.......................        (36,994)    (1,798,337)
   Proceeds from sale of common stock, net.............        114,431         10,789
   Principal payments under capital leases.............        (17,495)       (13,650)
                                                           -----------    -----------
         Net cash provided by (used in)
           financing activities........................        292,759     (1,801,198)
                                                           -----------    -----------
Effect of exchange rate changes on cash................        (22,248)      (269,327)
                                                           -----------    -----------
Net decrease in cash and cash equivalents..............     (4,083,051)    (4,712,030)
Cash and cash equivalents, beginning of period.........     18,825,764      5,591,067
                                                           -----------    -----------
Cash and cash equivalents, end of period...............    $14,742,713    $   879,037
                                                           ===========    ===========
Supplemental disclosures of cash flow information:
   Interest paid.......................................    $    69,315    $   143,443
                                                           ===========    ===========
   Income taxes paid...................................    $   290,000    $        --
                                                           ===========    ===========

                See Notes to condensed consolidated financial statements

                       VERSATILITY INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                  (UNAUDITED)

                                                      NUMBER
                                                        OF
                                                      SHARES                             FOREIGN
                                                        OF                 ADDITIONAL    CURRENCY
                                                      COMMON     COMMON     PAID-IN     TRANSLATION   ACCUMULATED
                                                       STOCK      STOCK     CAPITAL     ADJUSTMENTS     DEFICIT         TOTAL
                                                     ---------   -------   ----------   -----------  -------------   -----------
Balance, April 30, 1998..........................    7,581,380   $75,814   $34,793,862   $(130,870)  $(33,196,065)   $ 1,542,741
  Issuance of common stock related to
    exercise of stock options....................       13,629       136        10,653                                    10,789
  Foreign currency translation adjustments.......                                          269,327                       269,327
  Net loss.......................................                                                      (2,117,839)    (2,117,839)
                                                     ---------   -------   -----------   ---------   ------------    -----------
Balance, July 31, 1998...........................    7,595,009   $75,950   $34,804,515   $ 138,457   $(35,313,904)   $  (294,982)
                                                     =========   =======   ===========   =========   ============    ===========






               See Notes to condensed consolidated financial statements.

                        VERSATILITY INC. AND SUBSIDIARIES

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.     BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, include all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial information set forth therein, in accordance with generally accepted accounting principles. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any future period. Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in Versatility Inc.'s Annual Report on Form 10-K for the fiscal year ended April 30, 1998.

2.     LITIGATION

     Between March 6, 1998 and April 8, 1998 the Company and certain of its current and former officers and directors, among others, were sued in various putative securities class actions filed in the United States District Court for the Southern District of New York and the United States District for the Eastern District of Virginia, as follows: Thomas Esposito, et al. v. Versatility, Inc., et al. (S.D.N.Y.); Tammy Newsman v. Versatility, Inc., et al. (S.D.N.Y.); Sam Succar v. Versatility, Inc. et al. (S.D.N.Y.); Thomas K. Doyle v. Versatility, Inc. et al. (E.D. VA); and Steven Bowen v. Versatility, Inc. et al. (S.D.N.Y.) (together "the putative class actions"). Collectively, the putative class actions asserted claims under Sections 11, 12(2) and 15 of the Securities Act of 1933 (the "Securities Act") and Section 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act") for alleged misrepresentations and omissions in connection with the Securities and Exchange Commission ("Commission") public filings and other public statements made by the Company. Among other allegations, each of the putative class actions alleged that the Company misrepresented its financial results and its accounting practices during the period December 12, 1996 through March 12, 1998, including in the Company's initial public offering ("IPO") Prospectus. The complaints in certain of the putative class actions also asserted, among other allegations, that the Company and certain of the other defendants made misrepresentations in the IPO Prospectus and thereafter regarding the performance capabilities of the Company's CALLCENTER product. See "Factors Which May Effect Future Operating Results - Litigation Risks" below.

      Versatility reached a settlement with the plaintiffs in all six putative securities class action lawsuits currently pending against the Company on July 9, 1998. The settlement is conditioned upon final Court approval of the settlement agreement.

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

      Since March 1998 the Company has been responding to informal requests for information from the Commission relating to certain of the Company's financial matters. In May 1998, the Company was advised by the Commission that it had obtained a formal order of investigation so that, among other matters, it may utilize subpoena powers to obtain information relevant to its inquiry. The Commission has and may in the future utilize its subpoena powers to obtain information from various officers, directors and employees of the Company and from persons not presently associated with the Company. If, after completion of its investigation, the Commission finds that violations of the federal securities laws have occurred, the Commission has the authority to order persons to cease and desist from committing or causing such violations and any future violations. The Commission may also seek administrative, civil and criminal fines and penalties and injunctive relief. The Department of Justice has the authority in respect of criminal matters. There can be no assurance as to the timeliness of the completion of the investigation or as to the final result thereof, and no assurance can be given that the final result of the investigation will not have a material adverse effect on the Company. The Company is cooperating fully with the investigation, and has responded and will continue to respond to requests for information in connection with the investigation.

      One of the Company's former VARs had filed a claim for arbitration (non-binding) against the Company asserting, among other things, that the Company misrepresented the functionality of its products and wrongfully terminated the VAR's reseller agreement, and claiming not less than $1.0 million in damages. The Company defended this action in arbitration proceedings. In April 1997, the arbitration panel awarded $267,000 in net damages to the plaintiff in the proceedings. The arbitration panel's decision was appealed. In August 1997, the Company settled the litigation with the former VAR for $250,000. The Company recorded a one-time charge in the quarter ended July 31, 1997 related to this litigation for $500,000, which included the settlement charge and other costs and expenses associated with the litigation.

      A former customer was seeking damages in excess $1,000,000 for alleged breaches of contract and warranties, as well as alleged misrepresentations. On April 16, 1998, the Company filed a response denying the allegations and counter-claiming for damages in excess of $400,000 for breach of contract. On August 14, 1998, the Company reached an agreement and settled this litigation for $100,000. The Company recorded the settlement costs in the quarter ended July 31, 1998.

      A customer of a Versatility reseller has sued for damages for an amount not less than $1,000,000. In December 1997, the District Court dismissed the action. In February 1998, essentially the same claim was made in a different District Court. The Company is vigorously defending this case. The outcome of this matter cannot be ascertained at this time.

3.   LINE OF CREDIT

       On October 29, 1997, the Company entered into a new credit facility with its commercial bank which provided for a $5.0 million operating line of credit and a new $2.0 million equipment line of credit.

       Since the Company was not in compliance with various covenants in the above credit facility, on April 28, 1998, the Company entered into an amendment to the credit facility effective April 30, 1998, in which the bank waived all prior defaults, and provided for the following terms: the $2.0 million equipment line was cancelled and the outstanding balance of $256,703 was transferred to the operating line of credit. Shortly after the effective date, the Company permanently paid down the operating line to $3.8 million and may not borrow any additional amounts under the line. In addition, in exchange for the bank's forbearance in exercising its rights under the previous arrangement, the Company issued to the Bank warrants to purchase 100,000 shares of the Company's common stock with an exercise price of $2.50 per share. The credit facility continues to be collateralized by all of the Company's assets. The agreement provides that the Company must maintain certain financial covenants, including a minimum tangible net worth and a minimum cash balance. The line of credit matures on November 5, 1998. As of July 31, 1998, the Company was not in compliance with these new covenants and therefore was in default under the operating line of credit. In connection with the proposed merger (See Note 5, Recent Developments) the Company has entered into a Loan Modification, Consent and Forebearance Agreement. Subject to certain terms and conditions, the bank agreed to forbear from exercising remedies available to it as a result of the Company's existing defaults under the loan agreement with the bank until the earlier of December 31, 1998 and the completion of the Merger.


4.     NET INCOME (LOSS) PER SHARE

      Net Income (loss) Per Share - During fiscal 1998, the Company adopted Statement of Financial accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 requires the presentation of basic income per share and, for companies with potentially dilutive securities, such as options, diluted income per share. Basic income per share is computed using the weighted average number of shares of common stock outstanding. Diluted income per share is computed using the weighted average number of shares of common stock and, when dilutive, common equivalent shares from options to purchase common stock using the treasury stock method. The following table sets forth the computation of basic and diluted income per share:

                                                          Quarter Ended July 31,
                                                       ---------------------------
                                                           1997           1998
                                                       -----------    ------------
Weighted average common shares                           7,320,797      7,592,654
Dilutive potential common shares                                --             --
                                                       -----------    -----------
Shares used in diluted share computation                 7,320,797      7,592,654
Net income (loss) available (attributable)
to common shareholders                                 $(3,653,027)   $(2,117,839)
Basic income (loss) per share                          $     (0.50)   $     (0.28)
Diluted income (loss) per share                        $     (0.50)   $     (0.28)

      The dilutive effect of options for 720,387 and 2,283,002 shares has not been considered in the computation of diluted income (loss) per share in fiscal 1998 and 1999 because such shares would be anti-dilutive.

5.     RECENT DEVELOPMENTS

      On August 21, 1998, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Oracle Corporation, a Delaware corporation ("Parent"), and AQX Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of Parent (the "Purchaser"), which provides for the merger (the "Merger") of the Purchaser with and into the Company, with the Company continuing as the surviving corporation (the "Surviving Corporation"). Pursuant to the terms of the Merger Agreement, at the effective time of the Merger (the "Effective Time"), (i) each share of Common Stock, par value $0.01 per share, of the Company (the "Common Stock") outstanding immediately prior to the Effective Time (other than shares held by the Company, the Purchaser or Parent (which will be cancelled) and shares for which appraisal rights under Delaware law are perfected) will be converted into a right to receive a cash payment in the amount of $1.50 per share and (ii) each share of Common Stock, par value $0.001 per share, of the Purchaser outstanding prior to the Effective Time will be converted into the right to receive one share of the common stock, par value $0.01 per share, of the Surviving Corporation.


      The closing of the Merger is subject to a number of conditions precedent, including, without limitation, (i) the receipt of all required government approvals, (ii) the approval of the Merger by the stockholders of the Company,
(iii) the retention of certain key employees of the Company, (iv) the receipt of final court approval of the settlement of the putative securities class actions (as defined herein) on terms consistent with the Memorandum of Understanding Concerning Settlement Terms dated July 9, 1998 and the expiration of all rights to appeal such settlement, and (v) absence of any instituted and continuing (or in the case of (c) below, threatened) action, suit or proceeding against the Company, Parent, the Purchaser or any officer, director, employee or other person that the Company is obligated to indemnify, or by any governmental entity or third party (a) directly, or indirectly relating to the Merger Agreement, the License Agreement (defined below), any intellectual property of the Company, (b) who is or was a stockholder of the Company or in a derivative action on behalf of the Company, or (c) which could reasonably be expected to have a material adverse effect on the Company and its subsidiaries, taken as a whole.

      In connection with the Merger Agreement, Edison Venture Fund, L.P., Noro-Moseley Partners III, L.P., Keith D. Roberts, Ronald R. Charnock, Ernest J. Connon and Marcus W. Heth each entered into Support Agreements ("Support Agreements") with the Company and Parent, whereby the stockholders (i) agreed to vote all shares of Common Stock in favor of the Merger and against any action by the Company that would breach the Merger Agreement or impair or delay the consummation of the Merger and (ii) granted to designees of Parent an irrevocable proxy to vote such shares in favor of the Merger and as agreed in the Support Agreements. The Support Agreements terminate upon the earlier of the Effective Time or the termination of the Merger Agreement.

      In connection with the Merger Agreement, the Company entered into a Technology License Agreement (the "License Agreement") with Parent whereby the Company agreed to grant to Parent an irrevocable, non-exclusive license of the Company's computer software and related technology (the "Technology"). On September 10, 1998, the Company and Oracle amended the License Agreement (the "Amendment to the License Agreement"). Parent will pay the Company a sublicense fee equal to 30% of the net fees Parent receives for sublicenses of the Technology, of which $2,000,000 will be prepaid in three equal monthly installments commencing on September 1, 1998 (the "Prepaid License Fee"). In the event that Parent (i) breaches the terms of the Merger Agreement or fails to pay the sublicense fee when due, the Company may terminate the License Agreement upon repayment of the Prepaid License Fee paid to the Company in excess of $360,000, or (ii) the Merger Agreement is terminated as a result of the Company accepting a superior offer than that presented in the Merger Agreement upon repayment of the Prepaid License Fee paid to the Company and payment of the termination fee set forth in the Merger Agreement.

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

      In connection with the Merger Agreement, the Company, Parent and Silicon Valley Bank, a California chartered bank (the "Bank"), entered into a Loan Modification, Consent and Forbearance Agreement (the "Loan Modification Agreement") whereby, pursuant to the terms of the Loan Modification Agreement, the Bank agreed, subject to certain conditions, to forebear from exercising certain remedies available to it as a result of the Company's existing defaults under the loan agreements with the Bank until the earlier of December 31, 1998 and the consummation of the Merger. The Bank's continuing forbearance will terminate upon the termination of the Merger Agreement. The Bank also agreed to allow the Company and Parent to enter into the License Agreement, to waive the anti-dilution provisions applicable to its warrant to purchase 100,000 shares of Common Stock during the period of forbearance and to terminate its Warrant Agreement upon consummation of the Merger. The Company agreed to deposit into an account at the Bank any refund that the Company may receive from the Internal Revenue Service and/or the Commonwealth of Virginia and agreed to withdraw such funds only pursuant to a cash plan approved by the Bank.

      On August 20, 1998, the Board of Directors of the Company approved the Merger Agreement and the Merger and recommended that it be submitted to the stockholders of the Company for their approval. The Company will file with the Securities and Exchange Commission a proxy statement that will be mailed to the stockholders in connection with a special stockholders' meeting called to consider and vote upon the Merger. The foregoing description of the Amendment to the License Agreement is qualified in its entirety by the text of the Amendment to the License Agreement which is set forth as Exhibit 10.5 hereto and is incorporated herein by reference.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   THIS DOCUMENT CONTAINS FORWARD-LOOKING STATEMENTS AND INFORMATION THAT ARE BASED ON MANAGEMENT'S BELIEFS AS WELL AS ASSUMPTIONS MADE BY MANAGEMENT. SUCH STATEMENTS ARE SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES WHICH COULD CAUSE ACTUAL RESULTS TO VARY MATERIALLY FROM THOSE CONTAINED IN SUCH FORWARD LOOKING STATEMENTS. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE ANTICIPATED, ESTIMATED, EXPECTED OR PROJECTED. CERTAIN OF THESE RISKS AND UNCERTAINTIES AS WELL AS OTHER RISKS AND UNCERTAINTIES ARE DESCRIBED IN FACTORS WHICH MAY EFFECT FUTURE OPERATING RESULTS HEREIN AND IN THE COMPANY'S REGISTRATION STATEMENT ON FORM S-1 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, AND DECLARED EFFECTIVE ON DECEMBER 12, 1996 AND ON SUBSEQUENT SECURITIES AND EXCHANGE COMMISSION FILINGS, INCLUDING THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED APRIL 30, 1998.

OVERVIEW

   Versatility is a leading provider of client/server customer interaction software that enables businesses to automate their telemarketing and teleselling capabilities. Founded in 1981 as an information management consulting firm, Versatility introduced its first commercial product in 1985, a telemarketing application product based on the Digital Equipment Corporation ("DEC") VAX/VMS System. The Company operated as a DEC value-added reseller, supplying turnkey call center solutions to large and mid-sized companies in a variety of industries, until the end of fiscal 1994. In November 1993, the Company began developing applications based on the client/server architecture that culminated with the release of the VERSATILITY SERIES in May 1995. Since fiscal 1996, substantially all of the Company's revenue was derived from sales or services related to the VERSATILITY SERIES.

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

   Revenue from customers outside the United States accounted for 35.4% and 38.8% the Company's total revenue for the first three months of fiscal 1998 and 1999, respectively. While the Company's expenses incurred in foreign countries are typically denominated in the local currencies, revenue generated by the Company's international sales typically is paid in U.S. dollars or British pounds. Although exposure to currency fluctuations to date has not been considered significant, there can be no assurance that fluctuations in currency exchange rates in the future will not have a material adverse impact on the Company's international operations. The Company currently does not engage in hedging activities.

RECENT DEVELOPMENTS

      On August 21, 1998, the Company, entered into an Agreement and Plan of Merger (the "Merger Agreement") with Oracle Corporation, a Delaware corporation ("Oracle"), and AQX Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of Oracle (the "Purchaser"), which provides for the merger (the "Merger") of the Purchaser with and into the Company, with the Company continuing as the surviving corporation (the "Surviving Corporation"). Pursuant to the terms of the Merger Agreement, at the effective time of the Merger (the "Effective Time"), (i) each share of Common Stock, par value $.01 per share, of the Company (the "Common Stock") outstanding immediately prior to the Effective Time (other than shares held by the Company, the Purchaser or Oracle (which will be cancelled) and shares for which appraisal rights under Delaware law are perfected) will be converted into a right to receive a cash payment in the amount of $1.50 per share and (ii) each share of Common Stock, par value $0.001 per share, of the Purchaser outstanding prior to the Effective Time will be converted into the right to receive one share of the common stock, par value $0.01 per share, of the Surviving Corporation.

      The closing of the Merger is subject to a number of conditions precedent, including, without limitation, (i) the receipt of all required government approvals, (ii) the approval of the Merger by the stockholders of the Company,
(iii) the retention of certain key employees of the Company, (iv) the receipt of final court approval of the settlement of the putative securities class actions (as defined below) on terms consistent with the Memorandum of Understanding Concerning Settlement Terms dated July 9, 1998 and the expiration of all rights to appeal such settlement, and (v) absence of any instituted and continuing (or in the case of (c) below, threatened) action, suit or proceeding against the Company, Oracle, the Purchaser or any officer, director, employee or other person that the Company is obligated to indemnify, or by any governmental entity or third party (a) directly, or indirectly relating to the Merger Agreement, the License Agreement (defined below), any intellectual property of the Company, (b) who is or was a stockholder of the Company or in a derivative action on behalf of the Company, or (c) which could reasonably be expected to have a material adverse effect on the Company and its subsidiaries, taken as a whole.

      In connection with the Merger Agreement, Edison Venture Fund, L.P., Noro-Moseley Partners III, L.P., and Messrs. Keith D. Roberts, Ronald R. Charnock, Ernest J. Connon and Marcus W. Heth each entered into Support Agreements ("Support Agreements") with the Company and Oracle, whereby the stockholders (i) agreed to vote all shares of Common Stock in favor of the Merger and against any action by the Company that would breach the Merger Agreement or impair or delay the consummation of the Merger and (ii) granted to designees of Oracle an irrevocable proxy to vote such shares in favor of the Merger and as agreed in the Support Agreements. The Support Agreements terminate upon the earlier of the Effective Time or the termination of the Merger Agreement.

      In connection with the Merger Agreement, the Company entered into a Technology License Agreement (the "License Agreement") with Oracle whereby the Company agreed to grant to Oracle an irrevocable, non-exclusive license of the Company's computer software and related technology (the "Technology"). On September 10, 1998, the Company and Oracle amended the License Agreement (the "Amendment to the License Agreement"). Oracle will pay the Company a sublicense fee equal to 30% of the net fees Oracle receives for sublicenses of the Technology, of which $2,000,000 will be prepaid in three equal monthly installments commencing on September 1, 1998 (the "Prepaid License Fee"). In the event that Oracle (i) breaches the terms of the Merger Agreement or fails to pay the sublicense fee when due, the Company may terminate the License Agreement upon repayment of the Prepaid License Fee paid to the Company in excess of $360,000, or (ii) the Merger Agreement is terminated as a result of the Company accepting a superior offer than that presented in the Merger Agreement upon repayment of the Prepaid License Fee paid to the Company and payment of the termination fee set forth in the Merger Agreement.

      As a condition precedent to the execution of the Merger Agreement, Oracle and each of Messrs. Paul J. Zoukis, James J.

Dellamore and Marcus W. Heth entered into Non-Competition Agreements which have an initial term of two years from the Effective Time and terminate upon the termination of the Merger Agreement. In addition, Oracle delivered to each of Messrs. Zoukis, Dellamore and Heth a letter indicating its intent to offer employment to each at the Effective Time.

      In connection with the Merger Agreement, the Company, Oracle and Silicon Valley Bank, a California chartered bank (the "Bank"), entered into a Loan Modification, Consent and Forbearance Agreement (the "Loan Modification Agreement") whereby, pursuant to the terms of the Loan Modification Agreement, the Bank agreed, subject to certain conditions, to forebear from exercising certain remedies available to it as a result of the Company's existing defaults under the loan agreements with the Bank until the earlier of December 31, 1998 and the consummation of the Merger. The Bank's continuing forbearance will terminate upon the termination of the Merger Agreement. The Bank also agreed to allow the Company and Oracle to enter into the License Agreement, to waive the anti-dilution provisions applicable to its warrant to purchase 100,000 shares of Common Stock during the period of forbearance and to terminate its Warrant Agreement upon consummation of the Merger. The Company agreed to deposit into an account at the Bank any refund that the Company may receive from the Internal Revenue Service and/or the Commonwealth of Virginia and agreed to withdraw such funds only pursuant to a cash plan approved by the Bank.

      On August 20, 1998, the Board of Directors of the Company approved the Merger Agreement and the Merger and recommended that it be submitted to the stockholders of the Company for their approval. The Company will file with the Securities and Exchange Commission a proxy statement that will be mailed to the stockholders in connection with a special stockholders' meeting called to consider and vote upon the Merger.

      The foregoing descriptions of the Merger Agreement, the form of Support Agreement, the License Agreement, and the Loan Modification Agreement are qualified in their entirety by the text of the Merger Agreement, the form of Support Agreement, the License Agreement, and the Loan Modification Agreement which are set forth as Exhibits 2.1, 10.1, 10.2 and 10.3, respectively, on the Form 8-K dated August 21, 1998 and are incorporated herein by reference. The foregoing description of the Amendment to the License Agreement is qualified in its entirety by the text of the Amendment to the License Agreement which is set forth as Exhibit 10.5 hereto and is incorporated herein by reference.

RESULTS OF OPERATIONS

   The following table sets forth certain financial data for the periods indicated as a percentage of total revenue:

                                                 PERCENTAGE OF TOTAL REVENUE
                                                      THREE MONTHS ENDED
                                                           JULY 31,
                                                        1997     1998
                                                        ----     ----
Revenue:
     License revenue.................................    34.5%    51.9%
     Service and maintenance revenue.................    65.5     48.1
                                                        -----    -----
          Total revenue..............................   100.0    100.0
                                                        -----    -----
Cost of revenue:
     License revenue.................................    11.2     10.3
     Service and maintenance revenue.................    55.2     35.9
                                                        -----    -----
          Total cost of revenue......................    66.4     46.2
                                                        -----    -----
Gross margin.........................................    33.6     53.8
                                                        -----    -----
Operating expenses:
     Selling, general and  administrative............    73.1     79.0
     Research and development........................    16.2     18.2
     Litigation settlement and related costs.........     8.4      6.7
     Depreciation and amortization...................     1.7      4.7
                                                        -----    -----
          Total operating expenses...................    99.4    108.6
                                                        -----    -----
Loss from operations.................................   (65.8)   (54.8)

Interest income (expense), net.......................     4.2     (3.7)
                                                        -----    -----
Loss before benefit for
  income taxes.......................................   (61.6)   (58.5)
Benefit for income taxes.............................      --       --
                                                        -----    -----

Net loss.............................................   (61.6)%  (58.5)%
                                                        ======   ======


   The following table sets forth, for each component of revenue, the cost of such revenue expressed as a percentage of such revenue for the periods indicated:

                                                                 THREE MONTHS
                                                                ENDED JULY 31,
                                                                 1997    1998
                                                                 ----    ----
          Cost of license revenue...........................     32.5%   19.7%
          Cost of service and maintenance revenue...........     84.3%   74.6%


   REVENUE. Total revenue decreased 38.9% from $5.9 million in the three months ended July 31, 1997 to $3.6 million in the three months ended July 31, 1998. Revenue from license fees decreased 8.1% from $2.0 million in the three months ended July 31, 1997, or 34.5% of total revenue, to $1.9 million in the three months ended July 31, 1998, or 51.9% of total revenue. The decrease in license fees for the quarter ending July 31, 1998, was primarily related to sales not materializing due primarily to the events surrounding the Company during the fourth quarter of fiscal 1998 and the first quarter of fiscal 1999. Service revenue decreased 55.2% from $3.9 million in the three months ended July 31, 1997 to $1.7 million in the three months ended July 31, 1998. This decrease was due to the reduced orders related to the material uncertainties surrounding the Company during the last five fiscal months. The mix of revenue changed from 34.5% license revenue and 65.5% service revenue in the prior year to approximately 52% license revenue and 48% services revenue in the current year, due to the larger amounts of services performed in the first three months of fiscal 1998. In addition, the shift in revenue mix is also attributed to the negative impact of the events surrounding the Company during its fourth quarter of fiscal 1998 and in the first quarter of fiscal 1999.

   COST OF REVENUE. Cost of license revenue is comprised of the costs of media, packaging, documentation and incidental hardware costs. Cost of service and maintenance revenue consists of salaries, wages, benefits and other direct costs related to installing, customizing and supporting customer implementations. These costs also include telephone support and training.

   Total cost of revenue decreased from $3.9 million in the three months ended July 31, 1997, or 66.4% of total revenue, to $1.7 million in the three months ended July 31, 1998, or 46.2% of total revenue. Cost of license revenue decreased from $664,000 in the three months ended July 31, 1997, or 32.5% of license revenue to $371,000 in the three months ended July 31, 1998, or 19.7% of license revenue. Cost of service and maintenance revenue decreased from $3.3 million in the three months ended July 31, 1997, or 84.3% of service and maintenance revenue, to $1.3 million in the three months ended July 31, 1998, or 74.6% of service and maintenance revenue. The decrease was the result of consulting staff reductions made in the Company's consulting, customization and implementation support in the fourth quarter of fiscal 1998. Total cost of revenue was positively affected in the current year compared to the same period in the prior year due to the significant cost reductions and the limited use of third party consultants.

   SELLING, GENERAL AND ADMINISTRATIVE. Selling expenses consist of personnel costs, including compensation and benefits and costs of travel, advertising, public relations, seminars and trade shows. General and administrative expenses represent the costs of executive, finance and support personnel and unallocated corporate expenses such as rent, utilities, legal and auditing. Selling, general and administrative expenses decreased from $4.3 million for the three months ended July 31, 1997, or 73.1% of total revenue, to $2.9 million for the three months ended July 31, 1998, or 79.0% of total revenue. This decrease was attributable to reductions in the Company's headcount, and lower administrative and facility expenses.

   RESEARCH AND DEVELOPMENT. Research and development expenses consist of personnel costs and direct overhead costs incurred in developing software features and functionality. Research and development expenses decreased from $962,000 for the three months ended July 31, 1997, or 16.2% of total revenue, to $658,000 for the three months ended July 31, 1998, or 18.2% of total revenue. The decrease was primarily due to the reduction in the use of outside consultants used to assist with quality assurance testing.

   LITIGATION SETTLEMENT AND RELATED COSTS. One of the Company's former VARs filed a claim for arbitration against the Company in connection with the termination of the VAR's reseller agreement with the Company, claiming not less than $1.0 million in damages. The Company defended this action in arbitration proceedings. In April 1997, the arbitration panel awarded $267,000 in net damages to the plaintiff in the proceedings. The arbitration panel's decision was appealed. In August 1997, the Company settled the litigation with the former VAR for $250,000. The Company has recorded a one-time charge in the quarter ended July 31, 1997 related to this litigation for $500,000, which includes the settlement charge and other costs and expenses associated with defending the litigation. In the period ended July 31, 1998, the Company recorded approximately $244,000 in litigation expenses and settlement costs related to the class action lawsuit and the settlement and related costs with a customer litigation.

   DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses were $99,000 in the three months ended July 31, 1997, and $171,000 in the three months ended July 31, 1998. The increase in fiscal year 1999 was due to the additional depreciation on equipment the Company purchased in fiscal 1998.

   INTEREST INCOME (EXPENSE), NET. Interest income (expense), consists of interest earned on cash and cash equivalents, offset by interest expense on debt and equipment financing. Net interest income (expense) was $249,000 and $(134,000) for the three months ended July 31, 1997 and 1998, respectively. The difference results from interest income attributable to the cash raised through the initial public offering in the third quarter of fiscal 1997, partially offset by interest expense related to borrowings on the line of credit.

   PROVISION (BENEFIT) FOR INCOME TAXES. The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 "ACCOUNTING FOR INCOME Taxes"("SFAS 109"). The provision (benefit) for income taxes is computed based on pretax income, with deferred income taxes recorded for the differences between pretax accounting and pretax taxable income (loss). The Company did not record a provision or benefit in fiscal 1998 or in fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

            On October 29, 1997, the Company entered into a credit facility with its commercial bank which provided for a $5.0 million operating line of credit and a new $2.0 million equipment line of credit. Since the company was not in compliance with various covenants in the above credit facility in subsequent quarters, on April 28, 1998, the Company entered into an amendment to the credit facility effective April 30, 1998, in which the bank waived all prior non-compliance and provided for the following terms: the $2.0 million equipment line was cancelled and the outstanding balance of $256,703 was transferred to the operating line of credit. Subsequent to April 30, 1998, the Company permanently paid down the operating line to $3.8 million and may not borrow any additional amounts under the line. In addition, in exchange for the bank's forbearance in exercising its rights under the previous arrangement, the Company issued to the Bank warrants to purchase 100,000 shares of the Company's Common Stock with an exercise price of $2.50 per share. The credit facility continues to be collateralized by all of the Company's assets and intellectual property. The agreement provides that the Company must maintain certain financial covenants, including a minimum tangible net worth and a minimum cash balance. As of July 31, 1998 the Company was not in compliance with these new covenants and therefore was in default under the operating line of credit. In connection with the proposed merger (See "Recent Developments") the Company has entered into a Loan Modification Agreement. The bank, subject to certain conditions, agreed to forbear from exercising certain remedies available to it as a result of the Company's existing defaults under the loan agreement with the bank until the earlier of December 31, 1998 and the completion of the Merger.

   At July 31, 1998, the Company had $879,000 in cash and cash equivalents. For the quarter ended July 31, 1998, net cash used in operating activities totaled $3.8 million. During the quarter, the Company liquidated approximately $566,000 in short-term investments and generated an additional $180,000 from the collection of notes receivable and sale of assets. During the quarter the Company repaid the bank approximately $1.8 million as agreed to in the loan amendment effective April 30, 1998 as described above.

   As shown in the financial statements contained herein, the Company has incurred substantial operating losses and anticipates a loss in the second quarter of fiscal 1999. On August 31, 1998, the Company had approximately $597,000 in cash and cash equivalents. The Company believes that its cash on hand and cash flow from anticipated operating activities will not be sufficient to meet its ongoing obligations through the second quarter of fiscal 1999. At August 31, 1998, the Company had outstanding approximately $3.5 million under its line of credit and was in default of the line. Additionally, the Company expects to continue to incur significant amounts to comply with and defend the lawsuits and investigations described below in "Litigation Risks." On August 21, 1998, the company entered into an Agreement and Plan of Merger with Oracle and Purchaser. See "Recent Developments." In connection with the Merger Agreement, the Company and Oracle entered into the License Agreement, as amended. As part of the License Agreement, on September 1, 1998, Oracle paid to the Company, and will make two additional payments of, the Prepaid License Fee equal to $666,667. See "Recent Developments." There is no assurance that the Company will be able to complete the Merger Agreement, or in the event of a termination of the Merger Agreement, raise capital on favorable terms, or at all. If the Merger is terminated and the Company is unable to obtain additional financing sufficient to meet its operating needs, the Company would be required to significantly reduce the scope of, or cease conducting, its operations during the second quarter of fiscal 1999. See "Recent Developments."

FACTORS WHICH MAY EFFECT FUTURE OPERATING RESULTS

   The following issues and uncertainties, among others, should be considered in evaluating the Company's outlook.

   RISKS RELATING TO CASH FLOW LEVELS. As of August 31, 1998, the Company had $597,000 in cash and cash equivalents. The Company believes that its cash on hand and cash flow from anticipated operating activities will not be sufficient to meet its ongoing obligations through the second quarter of fiscal 1999. Additionally, the Company expects to incur significant amounts to comply with and defend the lawsuits and investigations described in "Litigation Risks." See
Note 5 "Recent Developments." If the Company is unable to complete the Merger described above, or in the event of a termination of the Merger and the Company is unable to obtain additional financing sufficient to meet its operating needs, the Company would be required to significantly reduce the scope of, or cease conducting, its operations during the second quarter of fiscal 1999.

   ADVERSE EFFECTS OF RESTATEMENT OF FINANCIAL STATEMENTS. On March 12, 1998, the Company announced that it expected to restate its financial results for the fiscal year ended April 30, 1997 and the fiscal quarters ended July 31, 1997 and October 31, 1997, and that its Form 10-Q for the quarter ended January 31, 1998 would not be filed on time, all as a result of concerns over the accounting treatment of certain transactions, which the Company was examining. The uncertainties resulting from this announcement and the subsequent results of the Company's restatement of those reports, have had a material adverse affect on the Company's business and financial condition. In addition, such announcements have and will continue to have additional adverse effects on the Company. Due to the Company's financial uncertainty, certain customers of the Company have stated that they will postpone purchases of the Company's products and services until the Company secures financing or enters into a relationship with a strategic partner. However, there can be no assurance that customers will resume purchasing the Company's products or services due to the announcement of the merger. Furthermore, there can be no assurance that the Company's Common Stock will not further decline due to reactions by analysts or otherwise.

   RISKS RELATING TO TRADING ON THE OTC BULLETIN BOARD. The Company's Common Stock is currently traded on the OTC Bulletin Board, a regulated quotation service for non-Nasdaq over the counter securities. Because the Company's Common Stock is no longer listed on the Nasdaq National Market, an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the market value of the Company's Common Stock. In addition, if the trading price of the Common Stock were to remain below $5.00 per share or the Company failed to maintain net tangible assets (total assets less tangible assets less liabilities) in excess of $2.0 million (the "Net Tangible Asset Test") or average revenue of at least $6.0 million for the last three years (the "Revenue Test"), trading in the Company's Common Stock would also be subject to the requirements of certain rules under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-Nasdaq equity security that (i) has a market price of less than $5.00 per share or (ii) fails to meet (A) the Net Tangible Asset Test or (B) the Revenue Test, subject to certain exceptions. The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in the Common Stock, which could severely limit the market liquidity of the Common Stock and the ability of investors to trade the Company's Common Stock. See "Risks Relating to Penny Stock"; "Possible Effect of Penny Stock Rules on Liquidity for the Company's Common Stock."

   RISKS RELATING TO "PENNY STOCK"; POSSIBLE EFFECT OF "PENNY STOCK" RULES ON LIQUIDITY FOR THE COMPANY'S COMMON STOCK. Because the Company's Common Stock is not listed on a National Securities Exchange nor listed on a national or a qualified automated quotation system, they may become subject to Rule 15g-9 under the Exchange Act, which imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and "accredited investors" (generally, individuals with a net worth in excess or $1,000,000 or annual incomes exceeding $200,000 or $300,000 together with their spouse). For transactions covered by Rule 15g-9, a broker-dealer must make special suitability determinations for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Consequently, such Rule may affect the ability of broker-dealers to sell the Company's Common Stock and may affect the ability of the purchaser to sell any of the Company's Common Stock in the secondary market.

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

   There can be no assurance that the Company's Common Stock will continue to qualify for exemption from the penny stock restrictions. In any event, even if the Company's Common Stock is exempt from such restrictions, the Company would remain subject to Section 15(b)(6) of the Exchange Act, which gives the Commission the authority to restrict any person from participating in a distribution of penny stock, if the Commission finds that such a restriction would be in the public interest.

   If the Company's Common Stock was subject to the rules on penny stocks, the market liquidity for the Company's Common Stock could be materially adversely affected.

     LITIGATION RISKS. Between March 6, 1998 and April 8, 1998 the Company and certain of its current and former officers and directors, among others, were sued in various putative securities class action cases filed in the United States District Court for the Southern District of New York and the United States District Court for the Eastern District of Virginia, as follows: Thomas Esposito, et al. v. Versatility, Inc. et al. (S.D.N.Y.); Tammy Newsman v. Versatility, Inc., et al. (S.D.N.Y.); Sam Succar v. Versatility, Inc., et al. (S.D.N.Y.); Thomas K. Doyle v. Versatility, Inc. et al. (E.D. Va); and Steven Bowen v. Versatility, Inc. et al. (S.D.N.Y.) (together "the putative class actions"). In addition, the Company's auditors and the lead underwriters in its December 1996 IPO were named as defendants in one or more of the putative class actions. Collectively, the putative class actions asserted claims under Sections 11, 12(2), and 15 of Securities Act and Section 10(b) and 20(a) of the
17

Exchange Act for alleged misrepresentations and omissions in connection with the SEC public filings and other public statements made by the Company. Among other allegations, each of the putative class actions alleged that the Company misrepresented its financial results and its accounting practices during the period December 12, 1996 through March 12, 1998, including in the Company's IPO Prospectus. The complaints in certain of the putative class actions also asserted, among other allegations, that the Company and certain of other defendants made misrepresentations in the IPO Prospectus and thereafter regarding the performance capabilities of the Company's CallCenter product.

   Versatility reached a settlement with the plaintiffs in all six putative securities class action lawsuits currently pending against the Company on July 9, 1998. The settlement is conditioned upon final Court approval of the settlement agreement.

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

      Since March 1998 the Company has been responding to informal requests for information from the Commission relating to certain of the Company's financial matters. In May 1998, the Company was advised by the Commission that it had obtained a formal order of investigation so that, among other matters, it may utilize subpoena powers to obtain information relevant to its inquiry. The Commission has and may in the future utilize its subpoena powers to obtain information from various officers, directors and employees of the Company and from persons not presently associated with the Company. If, after completion of its investigation, the Commission finds that violations of the federal securities laws have occurred, the Commission has the authority to order persons to cease and desist from committing or causing such violations and any future violations. The Commission may also seek administrative, civil and criminal fines and penalties and injunctive relief. The Department of Justice has the authority in respect of criminal matters. There can be no assurance as to the timeliness of the completion of the investigation or as to the final result thereof, and no assurance can be given that the final result of the investigation will not have a material adverse effect on the Company. The Company is cooperating fully with the investigation, and has responded and will continue to respond to requests for information in connection with the investigation.

   A former customer was seeking damages in excess of $1,000,000 for alleged breaches of contract and warranties, as well as alleged misrepresentations. On April 16, 1998, the Company filed a response denying the allegations and counter-claiming for damages in excess of $400,000 for breach of contract. On August 14, 1998, the Company reached an agreement and settled this litigation for $100,000. The Company recorded the settlement costs in the quarter ended July 31, 1998.

      A customer of a Versatility reseller has sued for damages for an amount not less than $1,000,000. In December 1997, the District Court dismissed the action. In February 1998, essentially the same claim was made in a different District Court. The Company intends to vigorously defend this case. The outcome of this matter cannot be ascertained at this time.

   RISKS RELATING TO YEAR 2000 ISSUES. The Company believes that its software is substantially year 2000 compliant and currently does not anticipate material expenditures to remedy any year 2000 problems. However, many computer systems were not designed to handle any dates beyond the year 1999, and therefore, many companies will be required to modify their computer hardware and software prior to the year 2000 in order to remain functional. Many enterprises, including the Company's present and potential customers, will be devoting a substantial portion of their information systems spending to resolving this upcoming year 2000 problem, which may result in spending being diverted from network applications, such as the Company's products, over the next two years.

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

   DEPENDENCE ON LARGE LICENSE FEES AND CUSTOMER CONCENTRATION. A relatively small number of customers have accounted for a significant percentage of the Company's revenue in any given period. In fiscal 1998, the Company's two largest customers accounted for 38.6% of the Company's total revenue, of which, British Telecom accounted for 22.1%. Although the particular customers may change from period to period, the Company expects that large sales to a limited number of customers will continue to account for a significant percentage of its revenue in any particular period for the foreseeable future. Therefore, the loss, deferral or cancellation of an order could have a significant impact on the Company's operating results in a particular quarter. The Company has no long-term contracts with its customers and there can be no assurance that its current customers will place additional orders, or that the Company will obtain orders of similar magnitude from other customers. The loss of any major customer or any reduction, delay in or cancellation of orders by any such customer, or the failure of the Company to market successfully to new customers could have a materially adverse effect on the Company's business, financial condition and results of operations. See "Risks Relating to Cash Flow Levels."

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

   INTERNATIONAL OPERATIONS. Revenue from sales outside the United States in fiscal 1997 and 1998 accounted for approximately 54.6% and 39.0%, respectively, of the Company's total revenue. International operations are subject to inherent risks, including the impact of possible recessionary environments in economies outside the United States, changes in demand for the Company's products resulting from fluctuations in exchange rates, unexpected changes in legal and regulatory requirements including those relating to telemarketing activities, changes in tariffs, seasonality of sales, costs of localizing products for foreign markets, longer accounts receivable collection periods and greater difficulty in accounts receivable collection, difficulties and costs of staffing and managing foreign operations, reduced protection for intellectual property rights in some countries, potentially adverse tax consequences and political and economic instability. There can be no assurance that the Company will be able to sustain or increase international revenue, or that the factors listed above will not have a material adverse impact on the Company's international operations. While the Company's expenses incurred in foreign countries are typically denominated in the local currencies, revenue generated by the Company's international sales typically is paid in U.S. dollars or British pounds. Although exposure to currency fluctuations to date has been insignificant, there can be no assurance that fluctuations in currency exchange rates in the future will not have a material adverse impact on the Company's international operations. The Company currently does not engage in hedging activities.

   Effective June 1, 1998 the company signed a worldwide distribution agreement with Cincom Systems, Inc. This non-exclusive agreement includes Cincom's absorption of Versatility's international distribution channels. With the execution of this transaction, Versatility has eliminated all its direct sales and support presence outside of the U.K.

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

   Item 3:  Quantitative and Qualitative Disclosures about Market Risk:

      Not Applicable

Part II:  Other Information

Item 1:     Legal Proceedings:

     Between March 6, 1998 and April 8, 1998 the Company and certain of its current and former officers and directors, among others, were sued in various putative securities class actions filed in the United States District Court for the Southern District of New York and the United States District for the Eastern District of Virginia, as follows: Thomas Esposito, et al. v. Versatility, Inc., et al. (S.D.N.Y.); Tammy Newsman v. Versatility, Inc., et al. (S.D.N.Y.); Sam Succar v. Versatility, Inc. et al. (S.D.N.Y.); Thomas K. Doyle v. Versatility, Inc. et al. (E.D. VA); and Steven Bowen v. Versatility, Inc. et al. (S.D.N.Y.) (together "the putative class actions"). Collectively, the putative class actions asserted claims under Sections 11, 12(2) and 15 of the Securities Act and Section 10(b) and 20(a) of the Exchange Act for alleged misrepresentations and omissions in connection with the SEC public filings and other public statements made by the Company. Among other allegations, each of the putative class actions alleged that the Company misrepresented its financial results and its accounting practices during the period December 12, 1996 through March 12, 1998, including in the Company's IPO Prospectus. The complaints in certain of the putative class actions also asserted, among other allegations, that the Company and certain of the other defendants made misrepresentations in the IPO Prospectus and thereafter regarding the performance capabilities of the Company's CALLCENTER product. See "Factors Which May Effect Future Operating Results - Litigation Risks" below.

   Versatility reached a settlement with the plaintiffs in all six putative securities class action lawsuits currently pending against the Company on July 9, 1998. The settlement is conditioned upon final Court approval of the settlement agreement.

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

      Since March 1998 the Company has been responding to informal requests for information from the Commission relating to certain of the Company's financial matters. In May 1998, the Company was advised by the Commission that it had obtained a formal order of investigation so that, among other matters, it may utilize subpoena powers to obtain information relevant to its inquiry. The Commission has and may in the future utilize its subpoena powers to obtain information from various officers, directors and employees of the Company and from persons not presently associated with the Company. If, after completion of its investigation, the Commission finds that violations of the federal securities laws have occurred, the Commission has the authority to order persons to cease and desist from committing or causing such violations and any future violations. The Commission may also seek administrative, civil and criminal fines and penalties and injunctive relief. The Department of Justice has the authority in respect of criminal matters. There can be no assurance as to the timeliness of the completion of the investigation or as to the final result thereof, and no assurance can be given that the final result of the investigation will not have a material adverse effect on the Company. The Company is cooperating fully with the investigation, and has responded and will continue to respond to requests for information in connection with the investigation.

      One of the Company's former VARs had filed a claim for arbitration (non-binding) against the Company asserting, among other things, that the Company misrepresented the functionality of its products and wrongfully terminated the VAR's reseller agreement, and claiming not less than $1.0 million in damages. The Company defended this action in arbitration proceedings. In April 1997, the arbitration panel awarded $267,000 in net damages to the plaintiff in the proceedings. The arbitration panel's decision was appealed. In August 1997, the Company settled the litigation with the former VAR for $250,000. The Company recorded a one-time charge in the quarter ended July 31, 1997 related to this litigation for $500,000, which included the settlement charge and other costs and expenses associated with the litigation.

      A former customer was seeking damages in excess $1,000,000 for alleged breaches of contract and warranties, as well as alleged misrepresentations. On April 16, 1998, the Company filed a response denying the allegations and counter-claiming for damages in excess of $400,000 for breach of contract. On August 14, 1998 the Company settled this case and recorded the settlement expenses in the quarter ended July 31, 1998.

      A customer of a Versatility reseller has sued for damages for an amount not less than $1,000,000. In December 1997, the District Court dismissed the action. In February 1998, essentially the same claim was made in a different District Court. The Company intends to vigorously defend this case. The outcome of this matter cannot be ascertained at this time.


Item 2:     Changes in Securities and Use of Proceeds:

      On May 8, 1998, the Board adopted the 1998 Non-Qualified Stock Option Plan, pursuant to which it may grant options to purchase an aggregate number of 1,250,000 shares of the Company's Common Stock to (i) non-officers and (ii) any new officer of the Company if such grant is an inducement essential to the individual entering into an employment agreement with the Company as a new employee. Such shares have not been registered under the Securities Act. During the quarter ended July 31, 1998, the Company granted options to purchase 1,107,000 shares of Common Stock at a price per share of $1.89. All such options vest 20% upon grant and 20% annually thereafter on the anniversary of the date of grant and are subject to acceleration at the discretion of the Board of Directors of the Company. Such sales are exempt from registration under the Securities Act pursuant to Section 4(2) thereof.

Item 3:     Defaults Upon Senior Securities:

      On October 29, 1997, the Company entered into a new credit facility with its Bank which provided for a $5.0 million operating line of credit and a new $2.0 million equipment line of credit. Since the Company was not in compliance with various covenants in the credit facility, on April 28, 1998, the Company entered into an amendment to the credit facility effective April 30, 1998, in which the Bank waived all prior defaults, and provided for the following terms: the $2.0 million equipment line was canceled and the outstanding balance of $256,703 was transferred to the operating line of credit. Shortly after the effective date, the Company permanently paid down the operating line to $3.8 million and may not borrow any additional amounts under the line. The agreement provides that the Company must maintain certain financial covenants, including a minimum tangible net worth and a minimum cash balance. The line of credit matures on November 5, 1998.

      The Company is not in compliance with these new covenants and therefore is in default under the operating line of credit. In connection with the Merger Agreement, the Bank entered into a Loan Modification, Consent and Forbearance Agreement (the "Loan Modification Agreement") whereby, pursuant to the terms of the Loan Modification Agreement, the Bank, subject to certain conditions, agreed to forebear from exercising certain remedies available to it as a result of the Company's existing defaults under the loan agreements with the Bank until the earlier of December 31, 1998 and the consummation of the Merger. The Bank's continuing forbearance will terminate upon the termination of the Merger Agreement. See "Recent Developments."

Item 4:     Submission of Matters to a Vote of Security Holders:

      None.

Item 5:     Other Information:

      Not Applicable.

Item 6:     Exhibits and Reports on Form 8-K:

      (a)   Exhibits

            2.1* Agreement and Plan of Merger dated as of August 21, 1998, by and among Versatility Inc., Oracle Corporation and AQX Acquisition Corporation

            10.1* Form of Support Agreement

            10.2* License Agreement dated as of August 21, 1998, by and between
                  Versatility Inc. and Oracle Corporation

            10.3* Loan Modification, Consent and Forbearance Agreement dated
                  August 20, 1998 by and among Versatility Inc., Oracle Corporation and Silicon Valley Bank

            10.4  1998 Non-qualified Stock Option Plan

            10.5 Amendment No. 1 to License Agreement dated September 10, 1998 by and between Versatility Inc. and Oracle Corporation

            27.1  Financial Data Schedule

            27.2  Financial Data Schedule

            * Incorporated by Reference from Form 8-K filed with the Commission on August 25, 1998

      (b)   Reports on Form 8-K

            None

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          VERSATILITY INC.



Dated:  September 11, 1998                        By:  /s/  Kenneth T. Nelson
                                                       -----------------------
                                                  Kenneth T. Nelson
                                                  Senior Vice President, Finance
                                                  and Chief Financial Officer
                                                  (Principal Financial and
                                                   Accounting Officer)

                                  EXHIBIT INDEX


     Exhibit No.                          Description                     Page

        10.4                  1998 Non Qualified Stock Option Plan         27
        10.5                  Amendment No. 1 to License Agreement         34
        27.1                  Financial Data Schedule for July 31, 1998    35
        27.2                  Financial Data Schedule for July 31, 1997    36


26